Form 10-Q
period 2010-09-30
Aquilex Holdings LLC
filed 2010-11-15
CIK 1434838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-166853

AQUILEX HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	02-0795750
(State of Incorporation)	(I.R.S. Employer Identification No.)

3344 Peachtree Rd, N.E. Suite 2100, Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 869-6677

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The limited liability company ownership interests of the registrant are not publicly traded. Therefore, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

AQUILEX HOLDINGS LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

Dollars in thousands

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$12,217	$11,252
Accounts receivable, net of allowance of $1,174 and $4,046, respectively	87,999	74,626
Inventories, net	15,477	12,860
Cost in excess of billings	6,805	3,916
Deferred tax asset	5,066	5,066
Income tax receivable	9,262	13,140
Prepaid expenses	2,108	2,399
Other current assets	1,695	2,169

Total current assets	140,629	125,428

Property and equipment, net	75,324	79,871
Goodwill	359,763	359,391
Other intangible assets, net	267,853	280,831
Deferred financing costs, net	13,842	16,086
Other assets	3,188	4,139

Total assets	$860,599	$865,746

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$18,554	$10,597
Accrued liabilities	43,479	48,203
Income tax payable	190	30
Billings in excess of cost	3,874	3,189
Interest payable	7,329	487
Current portion of long-term debt	1,850	6,595

Total current liabilities	75,276	69,101

Long-term debt, net of discount and current portion	397,419	367,121
Income tax payable	4,247	4,247
Deferred income tax liabilities	71,900	86,895

Total liabilities	548,842	527,364

Commitments and contingencies (Note 10)
Member’s equity
Member’s capital	399,395	398,464
Accumulated deficit	(87,117)	(59,587)
Accumulated other comprehensive loss	(521)	(495)

Total member’s equity	311,757	338,382

Total liabilities and member’s equity	$860,599	$865,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

Dollars in thousands

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$110,696	$93,216	$324,042	$358,675
Cost of revenue, exclusive of depreciation shown below	76,387	60,885	225,961	237,973
Depreciation	4,393	5,080	13,060	16,205

Gross profit	29,916	27,251	85,021	104,497

Selling, general and administrative expense	19,076	17,347	55,397	67,063
Depreciation and amortization	4,921	5,165	14,934	15,507

Operating income	5,919	4,739	14,690	21,927

Other income (expense)
Interest expense, net	(10,034)	(7,839)	(33,237)	(24,027)
Interest expense, related party	—	(5,999)	—	(17,875)
Impairment charges	—	(44,147)	—	(44,147)
Loss on extinguishment of debt	—	—	(24,424)	—
Other, net	782	538	92	482

Total other expense, net	(9,252)	(57,447)	(57,569)	(85,567)

Loss before income tax (benefit)	(3,333)	(52,708)	(42,879)	(63,640)

Income tax benefit	(933)	(9,488)	(15,349)	(12,038)

Net loss	(2,400)	(43,220)	(27,530)	(51,602)

Other comprehensive income (loss):

Foreign currency translation adjustment	95	46	(26)	(482)

Comprehensive loss	$(2,305)	$(43,174)	$(27,556)	$(52,084)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Dollars in thousands

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(27,530)	$(51,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	14,998	18,247
Amortization of intangible assets	12,996	13,436
Bad debt expense	618	1,062
Deferred income taxes	(14,768)	(12,497)
(Gain) loss on sale of fixed assets	(146)	96
Amortization of deferred financing costs and original issue discount	4,520	10,023
Noncash equity compensation	1,051	1,041
Impairment charge	—	44,147
Loss on extinguishment of debt	24,424	—
Changes in operating assets and liabilities
Accounts receivable	(14,206)	21,855
Inventories	(2,674)	2,092
Cost in excess of billings	(2,879)	(2,104)
Prepaid expenses	283	(716)
Other assets	474	432
Income taxes	3,756	577
Accounts payable and accrued liabilities	2,434	(10,952)
Billings in excess of cost	733	(1,574)
Interest payable	5,102	(917)
Other	(330)	(64)

Net cash provided by operating activities	8,856	32,582

Cash flows from investing activities
Capital expenditures	(10,044)	(9,576)
Prior acquisition payment	—	198
Proceeds from sales of property and equipment	364	537
Restricted cash	760	135

Net cash used in investing activities	(8,920)	(8,706)

Cash flows from financing activities
Payments on long-term debt	(176,667)	(19,947)
Proceeds from long-term debt	183,150	—
Payments on revolver debt	(5,000)	(9,700)
Proceeds from revolver debt	5,000	2,000
Capital contributions (distributions)	—	(295)
Payments on capital lease obligations	(92)	(136)
Payment of deferred financing costs	(5,796)	—

Net cash provided by (used in) financing activities	595	(28,078)

Net decrease in cash and cash equivalents	531	(4,202)

Effect of foreign currency changes on cash	434	(402)

Cash and cash equivalents
Beginning of period	11,252	21,054

End of period	$12,217	$16,450

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	28,733	31,488
Income taxes, net	(4,174)	(965)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

1.	Description of Business and Basis of Presentation

Description of Business

Aquilex Holdings LLC and subsidiaries (Company) is a leading provider of critical industrial services to the energy industry. The Company provides a broad array of recurring services to the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries through the combination of proprietary automation technology, a specialized equipment fleet and a specially trained labor force. The Company’s services are essential in maintaining and enhancing the efficiency, operability and productivity of customer plants by minimizing downtime and extending service life at a lower cost than replacement alternatives.

The Company reports operating results in two reportable segments: Specialty Repair and Overhaul (SRO) and Industrial Cleaning (IC).

SPECIALTY REPAIR AND OVERHAUL (SRO)

SRO provides specialized welding, overlay, repair and overhaul services for industrial applications including erosion and corrosion protection services, repair services and component fabrication shop services.

INDUSTRIAL CLEANING (IC)

IC provides industrial cleaning services to a wide range of processing industries, including petrochemical, oil refining, electric utilities and pulp and paper.

ORGANIZATION

The Company is a Limited Liability Company, which is 100% owned by Aquilex Acquisition Sub III, LLC. As a 100% owned LLC, the Company is disregarded as an entity from its owner for Federal and most state income tax purposes. Aquilex Acquisition Sub III, LLC has elected to be taxed as a C-corporation for income tax purposes. As such, income taxes have been provided for the Company in accordance with SAB Topic 1B’s “carve out” accounting. In addition, income taxes have been provided for certain corporate subsidiaries of the company under the separate return method for allocating consolidated income tax expense.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and include our accounts and the accounts of our wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2010 and our operating results, and cash flows for the interim periods presented. The balance sheet at December 31, 2009 has been derived from our audited financial statements as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the related notes should be read in conjunction with the December 31, 2009 consolidated financial statements and notes thereto, which have been filed with the SEC as part of the Company’s Registration Statement on Form S-4.

Our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for a full year.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The equity interests of each of the Company’s subsidiaries are 100% owned by the Company. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the presentation used in the 2010 financial statements. These reclassifications had no effect on the Company’s net income or total member’s equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. On an ongoing basis, estimates are reviewed based on information that is currently available.

Fair Value of Financial Instruments

Fair value is defined under ASC 820-10 (SFAS No. 157), Fair Value Measurements, as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 (SFAS No. 157) also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1–inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

Level 2–inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3–inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

As of September 30, 2010, the Company had carrying values of $12,217 for cash and cash equivalents, $87,999 for accounts receivable, net, and $18,554 for accounts payable. The carrying value for long-term debt was $399,269 and the fair value approximated $405,349 at September 30, 2010.

For the nine months ended September 30, 2010 and the year ended December 31, 2009, there have been no transfers between hierarchy levels.

Revenue Recognition

The Company evaluates the circumstances of each contract to determine the appropriate application of revenue recognition methods.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

SRO Segment

SRO construction services contracts and short term fixed-price contracts are accounted for by the completed contract method, since these contracts set forth the scope of services, provide a detailed work plan and timetable. Additionally, these contracts generally include automatic pricing adjustments to account for changes in the price of weld wire, the primary input material the Company uses in carrying out projects. For these contracts, revenue is recognized upon the achievement of all of the following: completion of the job, shipped, accepted by the customer, title and risk of loss have transferred to the customer, and collectability is reasonably assured.

Certain other SRO contracts are accounted for by the percentage of completion method. This method is used where there are reliable estimates of revenue and cost, the contract specifies terms and conditions, and both the purchaser and the Company have the ability and expectation to perform all the contractual duties. In this regard, we use two methods for determining the percentage of completion:

The output method involves the use of contract milestones which are specifically outlined in the contacts and reflect a reasonable estimate of progress on the project. Once the specific milestone is met, a percentage of revenue is recognized based on the cost incurred of the milestone and the estimated margin of the project. These milestones have clearly defined, recognized, and separable value and cost that reasonably reflect the progress of a long-cycle contract across multiple accounting periods. In some contracts, both specific billing and completion milestones are present. Sometimes, these are the same. However, the Company has some contracts where the billing milestone is set to have cash paid in advance of the revenue. In such circumstances, billing in excess of cost is recognized as a liability.

Alternatively, under the input method, the use of hours and cost incurred are used to determine the percentage of completion. The input method is primarily used on time and materials contracts. Under the input method, revenue is recognized based upon hours and cost to date at the estimated margin of the job. Due to the nature of these jobs, actual invoicing is completed after the revenue event occurs and therefore a cost in excess of billings is recorded as an asset at month end.

At September 30, 2010, the SRO segment has one contract for which a loss of approximately $100 is anticipated and was recorded. At December 31, 2009, the SRO segment did not have any contracts for which a loss was anticipated.

These methods for determining the percent complete are applied consistently among all of the SRO segment contracts having similar characteristics.

IC Segment

Revenues are recognized at the estimated recoverable amounts as services are provided. The industrial cleaning segment derives its revenues from services under time and materials and fixed-price contracts.

Revenues from time and material contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable. At September 30, 2010 and December 31, 2009, the IC segment did not have any contracts for which a loss is anticipated.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

Income Taxes

The Company is a Limited Liability Company (LLC) and as such, members of an LLC are not personally liable for any debt, liability or obligation of the Company. However, the Company’s operations consist of both an LLC, which is not taxed as a separate entity, and certain corporate subsidiaries, which are subject to taxation under the provisions of the Internal Revenue Code.

In June 2006, the Financial Accounting Standards Board (FASB) issued ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). ASC 740 is guidance on FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, ASC 740-10 requires expanded disclosure with respect to the uncertainty in income taxes. As a result of the prior adoption of ASC 740-10, the Company recorded reserves and interest for the uncertain outcome of certain tax positions. The Company elects to include any penalties and interest related to uncertain tax positions in income tax expense.

New Accounting Pronouncements

ASC 810 (SFAS No. 167) Consolidation of Variable Interest Entities

In April 2009, the FASB issued ASC 810 (SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”). This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASC 810 (SFAS No. 167) is effective for annual reporting periods beginning after November 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

ASU 2010-06, Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

ASU 2010-09, Subsequent Events (Topic 855)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 did not have an impact on the condensed consolidated financial statements as it is a disclosure only.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company or (iv) are not expected to have a significant impact to the Company.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

3.	Prepaid Expenses

Prepaid expenses consist of the following:

	September 30, 2010	December 31, 2009

Insurance	$880	$1,184
Licenses	876	557
Rent	81	227
Travel	—	230
Other	271	201

Total prepaid expenses	$2,108	$2,399

4.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009

Chemical, parts, and supplies	$15,592	$13,040
Less: Reserve	(115)	(180)

Total inventories	$15,477	$12,860

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Lives	September 30, 2010	December 31, 2009

Land		$1,569	$1,569
Buildings	39 years	1,614	1,150
Improvements	5-10 years	1,563	1,680
Machinery and equipment	3-10 years	83,245	78,003
Furniture, fixtures and equipment	3-8 years	4,653	4,213
Vehicles	1-5 years	5,823	5,541
Construction in progress		16,448	12,638

		114,915	104,794
Less: Accumulated depreciation		(39,591)	(24,923)

Net property, plant and equipment		$75,324	$79,871

Depreciation expense for the three months and nine months ended September 30, 2010 was $4,981 and $14,998, respectively. For the three and nine months ended September 30, 2009, depreciation expense was $5,759 and $18,247, respectively.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

6.	Goodwill and Other Intangible Assets

At both September 30, 2010 and December 31, 2009, the IC segment had Goodwill of $118,731. At September 30, 2010 and December 31, 2009, the SRO segment had Goodwill of $241,032 and $240,660, respectively.

		September 30, 2010			December 31, 2009
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	15 years	$230,400	$(27,580)	$202,820	$230,400	$(16,060)	$214,340
Technology	5 -10 years	24,200	(3,968)	20,232	24,200	(2,548)	21,652
Non-compete agreements	2 years	150	(135)	15	150	(79)	71

		254,750	(31,683)	223,067	254,750	(18,687)	236,063

Nonamortized intangible assets
Trade name		44,786	—	44,786	44,768	—	44,768

Total identifiable intangible assets		$299,536	$(31,683)	$267,853	$299,518	$(18,687)	$280,831

Amortization expense for the three and nine months ended September 30, 2010 was $4,333 and $12,996, respectively. Amortization expense for the three and nine months ended September 30, 2009 was $4,457 and $13,436, respectively.

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Compensation and benefits	$14,551	$9,373
Amounts owed to former owners for tax refunds	9,697	13,740
Job costs	9,535	13,548
Insurance	5,901	7,223
State and foreign tax liabilities	1,667	1,730
Warranty reserve	402	554
Other accrued expenses	1,726	2,035

Total accrued liabilities	$43,479	$48,203

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

8.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009

Senior term loan facility (A), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 4.5% or LIBOR base (base is the higher of LIBOR or 3%) plus 5.5%, maturing on December 15, 2012. At December 31, 2009, the interest rate was 8.5%. In April 2010, the balance was paid in full.	$—	$26,709

Senior term loan facility (B), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 5.35% or LIBOR base (base is the higher of LIBOR or 3%) plus 6.35%, maturing on December 15, 2013. At December 31, 2009, the interest rate was 9.35%. In April 2010, the balance was paid in full.	—	134,115

Senior term loan facility (C), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 5.35% or LIBOR base (base is the higher of LIBOR or 3%) plus 6.35%, maturing on March 15, 2014. At December 31, 2009, the interest rate was 9.35%. In April 2010, the balance was paid in full.	—	14,919

Revolving loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for the LIBOR based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the Federal Funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.0% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.0%. The revolving loan facility matures on April 1, 2015 with the balance of the revolving loan facility due at maturity.	—	—

Senior term loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.0% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.0%. The term loan matures on April 1, 2016, and amortizes in equal quarterly installments of annual amounts equal to 1% of the original principal amount during the first five and three-quarter years of the term loan, with the balance of the principal amount of the term loan due at maturity. At September 30, 2010, the interest rate was 5.5%.

	184,075	—

Senior Notes - interest at a fixed rate of 11.125% per annum, unsecured, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes mature on December 15, 2016.	225,000	225,000

Other	—	92

Total debt	409,075	400,835

Less: current portion	(1,850)	(6,595)

Less: original issue discount (OID)	(9,806)	(27,119)

Long-term debt, less current portion and OID	$397,419	$367,121

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

At September 30, 2010 and December 31, 2009, the Company had $14,663 and $15,276 outstanding letter of credit obligations, respectively. At September 30, 2010 and December 31, 2009, the available revolving capacity under the revolving loan facility was $35,337 and $34,724, respectively.

On April 1, 2010, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a term loan facility in an aggregate principal amount of $185,000 and a revolving loan facility of up to $50,000. The Company used the proceeds of the term loan to repay the entire $176,000 that had been outstanding under its previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement. As a result of the repayment, the Company recognized a loss on extinguishment of $24,400 resulting from the write-off of the related deferred financing costs, original issue discount (OID) amounts and a prepayment penalty.

Covenants

The Credit Agreement contains certain financial maintenance covenants requiring us to maintain certain minimum or maximum financial ratios, as follows: (i) a minimum interest coverage ratio ranging from 1.75:1 to 2.75:1 over the term of the Credit Agreement; (ii) a maximum leverage ratio ranging from 5.75:1 to 3.25:1 over the term of the Credit Agreement; and (ii) a maximum secured leverage ratio ranging from 2.75:1 to 2.50:1 over the term of the Credit Agreement

Subject to various exceptions and baskets set forth in the Credit Agreement, the Company and its subsidiaries (other than any unrestricted subsidiaries) are restricted from taking certain actions, including: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends or distributions on, or repurchasing stock or other equity interests; (v) repaying, redeeming or repurchasing certain indebtedness; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of assets. The Company is also prohibited from making capital expenditures in excess of the greater of $25,000 and 25% of Adjusted EBITDA (as defined in the Credit Agreement) in any fiscal year, provided that any unused amounts in one fiscal year may be carried over to the next year.

Subject to various exceptions and baskets contained in the Senior Notes indenture, the 11   1/8% Senior Notes terms include covenants that restrict the Company and its subsidiaries from taking certain actions, including (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) paying dividends or distributions on, or repurchasing stock or other equity interests; (iv) repaying, redeeming or repurchasing certain indebtedness; (v) making investments, loans or advances in or to other persons; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of our assets.

As of September 30, 2010, the Company was in compliance with all of its financial covenants in its Credit Agreement. Based on the Company’s current business plan, the Company believes its existing cash balances, cash generated from operations and borrowing availability under the Company’s revolving credit facility will be sufficient for the Company to meet anticipated cash needs, including debt payments, and debt covenant compliance requirements for the next twelve months. However, if the Company is unable to do so, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows. Given current macroeconomic conditions primarily in the United States, specifically related to the demands for critical maintenance, repair and industrial cleaning solutions in the various markets the Company serves and the overall utilization of the Company’s skilled workforce and the rates charged for the Company’s services, there is a risk that the Company may not be able to meet its financial covenants over the next twelve months. Execution of the Company’s business plan and continued compliance with the Company’s debt covenants are dependent upon the Company obtaining a minimum Adjusted EBITDA which is defined as EBITDA further adjusted to exclude certain non-cash or unusual items permitted in calculating covenant compliance in our Credit Agreement. The Company’s expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for the Company’s services and operating and general and administrative expenses which could prove to be inaccurate. It also contains an estimate of the extent and timing of the release of deferred maintenance and repair projects by the Company’s customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of the Company’s covenants which could result in all or a portion of the Company’s outstanding debt becoming immediately due and payable.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

If the Company is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal and interest on the Company’s indebtedness, or if the Company otherwise fails to comply with the various covenants in the agreements governing the Company’s indebtedness, including the covenants contained in the Company’s Credit Agreement, the Company would be in default under the terms of the agreements governing such indebtedness. Prior to such default, the Company could consider opportunities to reduce certain discretionary expenditures or prepay certain amounts of principal outstanding under the Credit Agreement. In the event of such a default under the Company’s Credit Agreement, including a failure to satisfy the specified financial ratios, the Company would need to seek (i) an equity contribution, as discussed below, or (ii) a waiver of all covenant defaults under the Credit Agreement.

In accordance with the Company’s Credit Agreement, for purposes of determining compliance with the financial covenants, an equity contribution directly or indirectly made to the Company on or prior to the day that is 10 business days after the day on which financial statements are required to be delivered for a fiscal quarter pursuant to the Credit Agreement will, at the request of the Company, be included in the calculation of Adjusted EBITDA solely for the purposes of determining compliance with financial covenants at the end of such fiscal quarter and applicable subsequent periods (any such equity contributions so included in the calculation of Adjusted EBITDA, a “Specified Equity Contribution”); provided that (a) in each consecutive four fiscal quarter period, there shall be at least two fiscal quarters in which no Specified Equity Contribution is made, (b) there shall be no more than four Specified Equity Contributions made during the life of the loans under the Credit Agreement, (c) the proceeds of any Specified Equity Contribution shall not be included for purposes of any determination other than compliance with the financial covenants, (d) the amount of any Specified Equity Contribution shall not exceed the amount required to cause the Company to be in compliance with the financial covenants and in no event shall exceed 15% of Adjusted EBITDA after giving pro forma effect thereto and (e) the proceeds from any Specified Equity Contribution shall be applied on or prior to the next interest payment date to prepay the loans under the Credit Agreement.

9.	Deferred Financing Costs and Original Issue Discount

Deferred financing costs are amortized over the life of the related debt using the effective interest method. At September 30, 2010 and December 31, 2009, the Company had $13,842 and $16,086 of net outstanding deferred financing costs, respectively.

Original Issue Discount (OID) is amortized to the carrying value of the debt on the balance sheet and charged to interest expense over the life of the related debt using the effective interest method. OID is the discount from par value at the time that a bond or other debt instrument is issued. The discount represents the difference between the stated redemption price at maturity and the issue price of the debt instrument. At September 30, 2010 and December 31, 2009, the Company had $9,806 and $27,119 of unamortized OID costs, respectively.

The Company recorded amortization of deferred financing costs and OID to interest expense of $1,047, $4,520, $3,467, and $10,023 for the three and nine months ended September 30, 2010 and 2009, respectively.

10.	Commitments and Contingencies

Insurance

The Company carries a broad range of insurance coverage that is provided by insurance companies, including worker’s compensation, business auto liability, general liability, commercial property, political risk and an umbrella policy. The respective reserves are based on management’s assumptions and estimates regarding the probable outcome of the claims. The Company estimates its exposure for individual claims and then makes percentage adjustments for possible increases based on historical data reflecting the type and age of the claim. Annually, the Company obtains an actuarial estimate of its property and casualty and workers’ compensation liability. Should the outcome differ from management’s

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

assumptions and estimates or should the insurance carriers become insolvent and unable to cover claims in excess of the Company’s deductible, revisions to the estimated reserves for property and casualty insurance would be required. The Company’s group health insurance reserves consist of estimated claims incurred but not reported at the balance sheet date and are based upon historical payment trends. The Company has not incurred significant claims or losses on any of these insurance policies. As of September 30, 2010 and December 31, 2009, $5,901 and $7,223, respectively, were included in accrued liabilities in the accompanying balance sheets for self-insurance claims.

The Company is subject to a $500 deductible per occurrence for worker’s compensation, automobile and general liability claims. The Company has a stop loss amount that limits exposure to an aggregate payout in a policy year to $8,500 for policy periods prior to June 7, 2010 and $7,654 for policy periods after June 7, 2010. Losses up to the deductible amount are accrued based upon the Company’s estimates of the ultimate liability for claims incurred. The accruals are based on all available information at the time the financial statements are prepared.

Litigation

The Company is a defendant in various lawsuits arising in the normal course of our business. Substantially all of these suits are being defended by the Company, their insurance carriers or other parties pursuant to indemnification obligations. The Company believes most of the claims covered by insurance will be resolved at or for less than the applicable deductibles and that any liability in excess of a deductible will not exceed the limits of the applicable insurance policies. Although the results of litigation cannot be predicted with certainty, the Company believes adequate provision has been made for substantially all of the outstanding claims and the final outcome of any pending litigation will not have a material adverse effect on our consolidated financial position or results of operations.

Teck Cominco Metals Ltd. v. WSI, et al. The Company is named as a defendant in this suit filed in the Supreme Court of British Columbia, Canada, in which the plaintiff alleges that a boiler explosion it experienced in 2004 was the result of a water leak caused by allegedly negligent fabrication work performed by defendant Foster Wheeler Pyropower, Inc., or allegedly negligent repair work subsequently performed by WSI in 1998, 1999 or 2002. The plaintiff alternatively alleges that WSI negligently failed to alert it to the hazardous condition of the boiler. The plaintiff claims damages of approximately $28,000. WSI’s insurer has been notified about this litigation and is funding the defense costs. Discovery in this matter commenced in April 2008 and is ongoing. The Company obtained evidence that the leak in question may have been caused by a third party, and joined such third parties as defendants in this litigation. The Company intends to vigorously defend this matter and does not believe a loss is either probable or reasonably estimable.

Performance Bonds

During the ordinary course of business, the Company is periodically required to enter into performance bond arrangements to collateralize its obligations under various contracts. The Company has a total of $3,488 and $9,200 in performance bond obligations as of September 30, 2010 and December 31, 2009, respectively.

11.	Income Taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The Company’s effective tax rate was 28.0%, 35.8%, 18.0%, and 18.9% for the three and nine months ended September 30, 2010 and 2009, respectively. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, non-deductible stock based compensation, other nondeductible expenses, and the release of a portion of the ASC 740-10 (FIN 48) reserve and interest thereof.

The Company recognized approximately $1,753 of previously unrecognized tax benefits in the nine months ended September 30, 2010 as a result of the statute of limitations expiring for certain Federal and state tax returns for taxable years prior to 2007. For the three months ended September 30, 2010 and 2009, respectively, the Company did not recognize any previously unrecognized tax benefits.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

12.	Employee Benefit Plans

The Company maintains a 401(k) plan into which eligible employees may elect to contribute from 0% to 75% of their pre-tax compensation subject to an annual maximum dollar amount as set by the Internal Revenue Service. At its discretion, the Company may make discretionary matching cash contributions. Employer 401(k) matching contributions to the plan were $429, $684, $0 and $1,499 in the three and nine months ended September 30, 2010 and 2009, respectively.

Prior to April 2010, each segment maintained a separate 401(k) plan. Subsequently, all plans were converted to one consolidated “Aquilex” 401(k) plan.

13.	Supplemental Guarantor Information

On December 23, 2009, the Company completed an offering of $225,000 unsecured 11  1/8% Senior Notes due 2016. The Senior Notes are jointly, severally, fully, and unconditionally guaranteed on an unsecured senior basis by all of the current 100% owned material U.S. subsidiaries (Guarantor Subsidiaries). Aquilex Finance Corp. (Aquilex Finance), which is a co-issuer of the notes, and the Company’s non-U.S. subsidiaries are not guarantors of the notes.

The following supplemental information presents the financial position, results of operations and cash flows of Aquilex Holdings LLC (Parent), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009.

Aquilex Finance is presented as a co-issuer and has only minimal amounts.

	September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited, $ in thousands)
Assets
Current assets
Cash and cash equivalents	$12,458	$—	$(1,219)	$978	$—	$12,217
Accounts receivable, net	114	—	82,980	4,905	—	87,999
Inventories, net	—	—	12,268	3,209	—	15,477
Cost in excess of billings	—	—	6,437	368	—	6,805
Deferred tax asset	(6,992)	—	41,306	139	(29,387)	5,066
Income tax receivable	492	—	8,770	—	—	9,262
Prepaid expenses	868	—	1,126	114	—	2,108
Other current assets	524	—	1,179	(8)	—	1,695

Total current assets	7,464	—	152,847	9,705	(29,387)	140,629

Property and equipment, net	879	—	73,545	900	—	75,324
Goodwill	—	—	359,763	—	—	359,763
Other intangible assets, net	—	—	267,853	—	—	267,853
Deferred financing costs, net	55	—	13,787	—	—	13,842
Other assets	1,000	—	636	1,552	—	3,188
Investment in affiliates	252,900	—	—	—	(252,900)	—

Total assets	$262,298	$—	$868,431	$12,157	$(282,287)	$860,599

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$239	$—	$15,456	$2,859	$—	$18,554
Accrued liabilities	6,988	—	35,721	770	—	43,479
Income tax payable	—	—	60	130	—	190
Billings in excess of cost	—	—	3,363	511	—	3,874
Interest payable	7,329	—	—	—	—	7,329
Current portion of long-term debt	1,850	—	—	—	—	1,850
Intercompany	(6,853)	—	667	6,186	—	—

Total current liabilities	9,553	—	55,267	10,456	—	75,276

Long-term debt, net of discount and current portion	397,419	—	—	—	—	397,419
Intercompany debt	(425,135)	—	425,135	—	—	—
Income tax payable	—	—	4,247	—	—	4,247
Deferred income tax liabilities	(31,296)	—	132,583	—	(29,387)	71,900

Total liabilities	(49,459)	—	617,232	10,456	(29,387)	548,842
Member’s equity
Member’s capital	399,395	—	252,900	—	(252,900)	399,395
Accumulated deficit	(87,117)	—	(2,301)	2,301		(87,117)
Accumulated other comprehensive income (loss)	(521)	—	600	(600)	—	(521)

Total member’s equity	311,757	—	251,199	1,701	(252,900)	311,757

Total liabilities and member’s equity	$262,298	$—	$868,431	$12,157	$(282,287)	$860,599

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

	December 31, 2009
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			($ in thousands)
Assets
Current assets
Cash and cash equivalents	$15,114	$—	$(4,411)	$549	$—	$11,252
Accounts receivable, net	—	—	70,024	4,602	—	74,626
Inventories, net	—	—	10,870	1,990	—	12,860
Cost in excess of billings	—	—	3,898	18	—	3,916
Deferred tax asset	(6,992)	—	41,306	139	(29,387)	5,066
Income tax receivable	4,464	—	8,676	—	—	13,140
Prepaid expenses	1,141	—	1,119	139	—	2,399
Other current assets	97	—	2,072	—	—	2,169

Total current assets	13,824	—	133,554	7,437	(29,387)	125,428

Property and equipment, net	978	—	77,814	1,079	—	79,871
Goodwill	—	—	359,391	—	—	359,391
Other intangible assets, net	—	—	280,831	—	—	280,831
Deferred financing costs, net	—	—	16,086	—	—	16,086
Other assets	1,042	—	636	2,461	—	4,139
Investment in affiliates	310,802	—	—	—	(310,802)	—

Total assets	$326,646	$—	$868,312	$10,977	$(340,189)	$865,746

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$—	$—	$9,658	$939	$—	$10,597
Accrued liabilities	11,723	—	35,171	1,309	—	48,203
Income tax payable	—	—	747	(717)	—	30
Billings in excess of cost	—	—	2,376	813	—	3,189
Interest payable	487	—	—	—	—	487
Current portion of long-term debt	6,595	—	—	—	—	6,595
Intercompany	724	—	(7,674)	6,950	—	—

Total current liabilities	19,529	—	40,278	9,294	—	69,101

Long-term debt, net of discount and current portion	367,029	—	92	—	—	367,121
Intercompany debt	(397,703)	—	397,703	—	—	—
Income tax payable	—	—	4,247	—	—	4,247
Deferred income tax liabilities	(591)	—	116,884	(11)	(29,387)	86,895

Total liabilities	(11,736)	—	559,204	9,283	(29,387)	527,364
Member’s equity
Member’s capital	398,464	—	310,802	—	(310,802)	398,464
Accumulated deficit	(59,587)	—	(2,268)	2,268	—	(59,587)
Accumulated other comprehensive loss	(495)	—	574	(574)	—	(495)

Total member’s equity	338,382	—	309,108	1,694	(310,802)	338,382

Total liabilities and member’s equity	$326,646	$—	$868,312	$10,977	$(340,189)	$865,746

	For the three months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(Unaudited, $ in thousands)

Revenues	$—	$—	$104,249	$6,447	$—	$110,696
Cost of revenue, exclusive of depreciation shown below	—	—	71,393	4,994	—	76,387
Depreciation	—	—	4,393	—	—	4,393

Gross profit	—	—	28,463	1,453	—	29,916

Selling, general and administrative expense	—	—	18,366	710	—	19,076
Depreciation and amortization	86	—	4,763	72	—	4,921

Operating income (loss)	(86)	—	5,334	671	—	5,919

Other income (expense):
Interest expense, net	—	—	(10,070)	36	—	(10,034)
Loss on extinguishment of debt	—	—	—	—	—	—
Other, net	—	—	24	758	—	782

Total other expense, net	—	—	(10,046)	794	—	(9,252)

Loss before income tax provision (benefit)	(86)	—	(4,712)	1,465	—	(3,333)

Income tax benefit	(164)	—	(827)	58	—	(933)
Equity in net income (loss) of consolidated subsidiaries	(2,478)	—	—	—	2,478	—

Net income (loss)	$(2,400)	$—	$(3,885)	$1,407	$2,478	$(2,400)

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

	For the nine months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited, $ in thousands)

Revenues	$—	$—	$310,376	$13,666	$—	$324,042
Cost of revenue, exclusive of depreciation shown below	—	—	215,344	10,617	—	225,961
Depreciation	—	—	13,060	—	—	13,060

Gross profit	—	—	81,972	3,049	—	85,021

Selling, general and administrative expense	—	—	52,810	2,587	—	55,397
Depreciation and amortization	250	—	14,456	228	—	14,934

Operating income (loss)	(250)	—	14,706	234	—	14,690

Other income (expense):
Interest expense, net	—	—	(33,328)	91	—	(33,237)
Loss on extinguishment of debt	—	—	(24,424)	—	—	(24,424)
Other, net	—	—	373	(281)	—	92

Total other expense, net	—	—	(57,379)	(190)	—	(57,569)

Loss before income tax provision (benefit)	(250)	—	(42,673)	44	—	(42,879)

Income tax benefit	(228)	—	(15,132)	11	—	(15,349)
Equity in net income (loss) of consolidated subsidiaries	(27,508)	—	—	—	27,508	—

Net income (loss)	$(27,530)	$—	$(27,541)	$33	$27,508	$(27,530)

	For the three months ended September 30, 2009
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited, $ in thousands)

Revenues	$—	$—	$87,487	$5,729	$—	$93,216
Cost of revenue, exclusive of depreciation shown below	—	—	57,235	3,650	—	60,885
Depreciation	—	—	5,080	—	—	5,080

Gross profit	—	—	25,172	2,079	—	27,251

Selling, general and administrative expense	—	—	16,144	1,203	—	17,347
Depreciation and amortization	80	—	4,990	95	—	5,165

Operating income (loss)	(80)	—	4,038	781	—	4,739

Other income (expense):
Interest expense, net	—	—	(13,909)	71	—	(13,838)
Impairment charges	—	—	(44,147)	—	—	(44,147)
Other, net	—	—	10	528	—	538

Total other expense, net	—	—	(58,046)	599	—	(57,447)

Loss before income tax provision (benefit)	(80)	—	(54,008)	1,380	—	(52,708)

Income tax benefit	(77)	—	(11,948)	(337)	2,874	(9,488)
Equity in net income (loss) of consolidated subsidiaries	(43,217)	—	—	—	43,217	—

Net income (loss)	$(43,220)	$—	$(42,060)	$1,717	$40,343	$(43,220)

	For the nine months ended September 30, 2009
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited, $ in thousands)

Revenues	$—	$—	$341,830	$16,845	$—	$358,675
Cost of revenue, exclusive of depreciation shown below	—	—	226,465	11,508	—	237,973
Depreciation	—	—	16,205	—	—	16,205

Gross profit	—	—	99,160	5,337	—	104,497

Selling, general and administrative expense	—	—	64,093	2,970	—	67,063
Business sale costs	—	—	—	—	—	—
Depreciation and amortization	207	—	15,015	285	—	15,507

Operating income (loss)	(207)	—	20,052	2,082	—	21,927

Other income (expense):
Interest expense, net	—	—	(42,016)	114	—	(41,902)
Impairment charges	—	—	(44,147)	—	—	(44,147)
Other, net	—	—	(17)	499	—	482

Total other expense, net	—	—	(86,180)	613	—	(85,567)

Loss before income tax benefit	(207)	—	(66,128)	2,695	—	(63,640)

Income tax benefit	(81)	—	(14,831)	—	2,874	(12,038)
Equity in net income (loss) of consolidated subsidiaries	(51,476)	—	—	—	51,476	—

Net income (loss)	$(51,602)	$—	$(51,297)	$2,695	$48,602	$(51,602)

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

	For the nine months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited, $ in thousands)

Cash flows from operating activities	$(3,214)	$—	12,728	$(658)	$—	$8,856
Cash flows from investing activities
Capital expenditures	(129)	—	(9,808)	(107)	—	(10,044)
Proceeds from sales of property and equipment	—	—	364	—	—	364
Restricted cash	—	—	—	760	—	760

	(129)	—	(9,444)	653	—	(8,920)
Cash flows from financing activities
Payments on long-term debt	(176,667)	—	—	—	—	(176,667)
Proceeds from long-term debt	183,150	—	—	—	—	183,150
Payments on revolver debt	(5,000)	—	—	—	—	(5,000)
Proceeds from revolver debt	5,000	—	—	—	—	5,000
Payment on capital lease obligations	—	—	(92)	—	—	(92)
Payment of deferred financing costs	(5,796)	—	—	—	—	(5,796)

	687	—	(92)	—	—	595
Effect of exchange rates on cash	—	—	—	434	—	434

Net increase (decrease) in cash	$(2,656)	$—	$3,192	$429	$—	$965

	For the nine months ended September 30,2009
	Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited, $ in thousands)

Cash flows from operating activities	$35,073	$—	(2,572)	$81	$—	$32,582
Cash flows from investing activities
Capital expenditures	(64)	—	(9,358)	(154)	—	(9,576)
Acquistion adjustment	—	—	198	—	—	198
Proceeds from sales of property and equipment	—	—	537	—	—	537
Restricted cash	—	—	—	135	—	135

	(64)	—	(8,623)	(19)	—	(8,706)
Cash flows from financing activities
Payments on long-term debt	(19,947)	—	—	—	—	(19,947)
Proceeds from revolver debt	2,000			—	—	2,000
Payments on revolver debt	(9,700)	—	—	—	—	(9,700)
Capital contributions (distributions)	(295)	—	—	—	—	(295)
Payment on capital lease obligations	—	—	(136)	—	—	(136)

	(27,942)	—	(136)	—	—	(28,078)
Effect of exchange rates on cash	—	—	158	(560)	—	(402)

Net increase (decrease) in cash	$7,067	$—	$(11,173)	$(498)	$—	$(4,604)

14.	Entity Formation

The Company has begun to pursue marketing our services lines for refining, petrochemical and power generation applications in the Middle East. In the second quarter of 2010, the Company entered into a joint venture agreement with a Saudi partner, and is in the advanced stage of setting up a business in the Middle East. This venture is pending approval and certification by the Saudi government, which is expected in the first quarter of 2011.

15.	Reportable Segments

The Company provides services through two segments: Specialty Repair and Overhaul (SRO) and Industrial Cleaning (IC).

The SRO segment provides specialized welding, overlay, repair, and overhaul services for industrial applications of:

•	Erosion and Corrosion Protection Services which re-establish and preserve the mechanical and structural integrity of high-energy equipment;

•	Repair Technologies Services which provides innovative solutions to “first-of-a-kind” and recurring mechanical, maintenance and configuration challenges; and

•	Shop Services for replacement part fabrication and repair services.

The IC segment provides industrial cleaning services to a wide range of processing industries, including petrochemical, oil refining, electric utilities and pulp and paper. The customers are primarily located in industrial sectors in the United States (U.S.). The largest sources of revenue are:

•	high-pressure and ultra-high pressure water cleaning (hydroblasting);

•	industrial vacuuming;

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Notes to Condensed Consolidated Financial Statements (Unaudited)

Dollars in thousands

•	chemical cleaning; and

•	tank cleaning.

The majority of these services involve recurring maintenance intended to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

The Company evaluates the performance and allocates resources based on EBITDA results. The Company also uses EBITDA as a measure of segment profitability.

The Company segment information is as follows:

	September 30, 2010	December 31, 2009

Total assets:
Specialty Repair and Overhaul	$608,145	$604,814
Industrial Cleaning	307,500	309,532
Corporate	378,422	384,868
Eliminations	(433,468)	(433,468)

	$860,599	$865,746

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Total revenue:
Specialty Repair and Overhaul	$59,084	$43,043	$164,416	$195,926
Industrial Cleaning	51,612	50,173	159,626	162,749

	$110,696	$93,216	$324,042	$358,675

EBITDA:
Specialty Repair and Overhaul	$8,709	$8,431	$19,646	$32,453
Industrial Cleaning	6,524	6,553	23,038	21,186

	15,233	14,984	42,684	53,639
Depreciation and amortization	(9,314)	(10,245)	(27,994)	(31,712)
Interest expense, net	(10,034)	(7,839)	(33,237)	(24,027)
Interest expense, related party	—	(5,999)	—	(17,875)
Impairment charge	—	(44,147)	—	(44,147)
Loss on extinguishment of debt	—	—	(24,424)	—
Other, net	782	538	92	482

Consolidated loss before income taxes	$(3,333)	$(52,708)	$(42,879)	$(63,640)

Depreciation and amortization
Specialty Repair and Overhaul	$(4,912)	$(5,297)	$(14,507)	$(16,064)
Industrial Cleaning	(4,316)	(4,868)	(13,237)	(15,441)
Corporate and other	(86)	(80)	(250)	(207)

	$(9,314)	$(10,245)	$(27,994)	$(31,712)

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading global provider of critical maintenance, repair and industrial cleaning solutions to the energy services industry. We combine our proprietary technology, specialized equipment fleet, skilled workforce and project management expertise to provide a broad range of complementary industrial services. These services are often mandatory and recurring in nature and are essential for optimizing the operating efficiency, utilization, productivity and safety of our customers’ facilities. Through our divisional and branch offices in the United States and Europe, we provide our services to a diverse global base of over 540 customers, primarily in the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries. Our customer relationships have extended over many years.

We operate our business in two segments:

Specialty Repair and Overhaul (approximately 51% of revenues for the first three quarters of 2010). Our SRO services include welding repair, erosion and corrosion protection and specialized construction services, including component fabrication. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. In 2009, we completed 700 projects, and in the first three quarters of 2010, we completed 580 projects. Approximately 83% of the 2009 revenues of our SRO segment were generated from customers located in North America.

Industrial Cleaning (approximately 49% of revenues for the first three quarters of 2010). Industrial cleaning is critical to maintaining plant efficiency and safety, typically cannot be deferred by customers for long periods of time and constitutes an essential component of our customers’ regularly daily scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine, daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 86 service locations, 59 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our customers retain ownership of the resulting waste at all times.

History

Aquilex Holdings was formed in connection with the acquisition by affiliates of Harvest Partners on January 31, 2007 of Aquilex Corporation, which is the 100% owned subsidiary of Aquilex Holdings through which we now conduct our business. Aquilex Corporation’s business commenced in its current form when it acquired Aquilex WSI, Inc. (“Aquilex WSI”) in April 2002. Aquilex WSI was formed in 1979 as Welding Services, Inc. and has provided specialty welding, repair and overhaul services since its inception in a wide range of heavy industries, including power generation (fossil-fueled and nuclear), waste-to-energy and chemical and refinery. Aquilex WSI’s business is now part of our SRO segment, to which we have also added the business of Aquilex SMS, Inc. (“Aquilex SMS”) which we acquired in July 2007. Aquilex SMS had provided SRO services since it was formed as Southeastern Refractories, Inc. in 1982.

In June 2007, we acquired HydroChem Industrial Services, Inc. which we have renamed Aquilex HydroChem, Inc., and thereby established our Industrial Cleaning segment. HydroChem Industrial Services, Inc. was formed in 1993 and had comprised the Industrial Cleaning businesses of Hydro Environmental Services Limited Partnership and Brown & Root Industrial Services, Inc., as well as the Dowell Industrial Services division of Dowell Schlumberger Inc.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

On December 15, 2008, we were acquired from affiliates of Harvest Partners by affiliates of Ontario Teachers’ Pension Plan Board (“Teachers’”).

Results of Operations

The following summary sets forth our results of operations on a consolidated basis and for each of our business segments.

Three and Nine months ended September 30, 2010 compared with the Three and Nine months ended September 30, 2009

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
	($ in thousands)			($ in thousands)
Revenues
SRO	$59,084	$43,043	37.3%	$164,416	$195,926	-16.1%
Industrial Cleaning	51,612	50,173	2.9%	159,626	162,749	-1.9%

Total revenues	110,696	93,216	18.8%	324,042	358,675	-9.7%

Cost of revenue, exclusive of depreciation
SRO	43,388	28,285	53.4%	123,786	134,968	-8.3%
Industrial Cleaning	32,999	32,600	1.2%	102,175	103,005	-0.8%

Total cost of revenue	76,387	60,885	25.5%	225,961	237,973	-5.0%

Depreciation
SRO	1,335	1,622	-17.7%	3,691	5,095	-27.6%
Industrial Cleaning	3,058	3,458	-11.6%	9,369	11,110	-15.7%

Total depreciation	4,393	5,080	-13.5%	13,060	16,205	-19.4%

Gross profit
SRO	14,361	13,136	9.3%	36,939	55,863	-33.9%
Industrial Cleaning	15,555	14,115	10.2%	48,082	48,634	-1.1%

Total gross profit	29,916	27,251	9.8%	85,021	104,497	-18.6%

Selling, general and administrative (SG&A) expense
SRO	6,987	6,327	10.4%	20,984	28,505	-26.4%
Industrial Cleaning	12,089	11,020	9.7%	34,413	38,558	-10.8%
Corporate	—	—	0.0%	—	—	0.0%

Total SG&A	19,076	17,347	10.0%	55,397	67,063	-17.4%

Depreciation and amortization (D&A)
SRO	3,577	3,675	-2.7%	10,816	10,969	-1.4%
Industrial Cleaning	1,258	1,410	-10.8%	3,868	4,331	-10.7%
Corporate	86	80	7.5%	250	207	20.8%

Total D&A	4,921	5,165	-4.7%	14,934	15,507	-3.7%

Operating income (loss)
SRO	3,797	3,134	21.2%	5,139	16,389	-68.6%
Industrial Cleaning	2,208	1,685	31.0%	9,801	5,745	70.6%
Corporate	(86)	(80)	7.5%	(250)	(207)	20.8%

Total operating income (loss)	5,919	4,739	24.9%	14,690	21,927	-33.0%

Other income (expense)
Interest expense, net	(10,034)	(13,838)	-27.5%	(33,237)	(41,902)	-20.7%
Impairment charge adjustment (expense)	—	(44,147)	100.0%	—	(44,147)	100.0%
Loss on extinguishment of debt	—	—	0.0%	(24,424)	—	100.0%
Other, net	782	538	45.4%	92	482	-80.9%

Total other expense, net	(9,252)	(57,447)	-83.9%	(57,569)	(85,567)	-32.7%

Loss before income tax provision	(3,333)	(52,708)	-93.7%	(42,879)	(63,640)	-32.6%
Income tax benefit	(933)	(9,488)	-90.2%	(15,349)	(12,038)	27.5%

Net loss	$(2,400)	$(43,220)	-94.4%	$(27,530)	$(51,602)	-46.6%

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Revenues

Revenues increased $17.5 million, or 18.8%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The increase was largely attributable to higher revenues in our SRO segment resulting from the execution of international projects. For the nine months ended September 30, 2010, revenues decreased $34.6 million, or 9.7%, when compared to the corresponding prior year period. The decrease was attributable to lower revenues in both our SRO and Industrial Cleaning segments in our first and second quarters of 2010.

SRO. Revenues in our SRO segment increased $16.0 million, or 37.3%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The increase was primarily the result of the execution of international projects which represented $30.1 million, or 50.9%, of total third quarter 2010 revenue as compared to the prior year comparative period figures of $12.0 million, or 27.9%. In addition, domestic revenues from refining companies contributed $4.2 million to the third quarter 2010 increase. These increases were primarily offset by lower Fossil Power revenues resulting from lower power demand and uncertainty over potential regulatory changes in that industry.

For the nine months ended September 30, 2010, revenues decreased $31.5 million, or 16.1%, when compared to the corresponding prior year period. The decreases were primarily due to a decline in revenues in the first and second quarters of 2010 from maintenance and repair projects, principally as a result of the continued deferral of several customers’ maintenance projects into the fall 2010 outage season or into 2011; a decline in revenues from our European operations, caused largely by deferrals and slower European economic conditions; and a decline from US Shop operations due to reduced demand from our OEM customers serving the Waste to Energy and Fossil Power markets.

Industrial Cleaning. Revenues in our IC segment increased $1.4 million, or 2.9%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. Although third quarter demand for IC services is typically lower relative to other quarters, there was an increase in cleaning related services related to turnaround projects with petrochemical customers in the three months ended September 30, 2010 relative to levels in the second quarter of 2010.

For the nine months ended September 30, 2010, revenues decreased $3.1 million, or 1.9%, when compared to the corresponding prior year period. The overall decrease was primarily due to the impact of extremely weak demand in January and February of 2010 for cleaning services from refinery and fossil fuel power customers, which was $12.1 million below the revenue totals for January and February of 2009. However, Industrial Cleaning revenues increased 3.1% in March 2010, 13.4% for the second quarter 2010, and 2.9% for the third quarter of 2010, compared to the prior year comparative periods, largely due to increased demand for cleaning services related to customers’ turnaround projects.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, increased $15.5 million, or 25.5%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. For the nine months ended September 30, 2010, cost of revenue, exclusive of depreciation, decreased $12.0 million, or 5.0% when compared to the corresponding prior year period. Cost of revenue as a percentage of revenue increased 3.7% and 3.4% for the three and nine months ended September 30, 2010, respectively.

SRO. Cost of revenue, exclusive of depreciation, increased $15.1 million, or 53.4%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The increase was primarily driven by an increase in volume as reflected by the 37.3% revenue increase for the three months ended September 30, 2010 when compared to the corresponding prior year period. The volume increase accounted for approximately $9.5 million of the increase, or 33.6%, in cost of revenue. The increase was also attributable to higher than expected costs on international projects in the third quarter of 2010 in the amount of $1.7 million. The remaining $3.9 million of the increase was driven by the project mix in that a greater proportion of lower margin services were provided to customers and by lower pricing on jobs.

For the nine months ended September 30, 2010, cost of revenue, exclusive of depreciation, decreased $11.2 million, or 8.3%, compared to the corresponding prior year period. The decrease was primarily driven by a volume decrease resulting from the 16.1% revenue decrease for the nine months ended September 30, 2010 when compared to the corresponding prior year period. The volume decrease accounted for approximately $18.9 million of the decrease or 168.8%. For the nine months ended

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

September 30, 2010, the volume decrease was offset by certain increases: a) additional costs of $2.8 million incurred related to the successful completion of a first of a kind Alloy 600 Phase 2 project at a nuclear plant site; b) the higher costs in the third quarter discussed above which totaled $1.7 million; and c) $3.2 million of the increase was driven by the project mix in that a greater proportion of lower margin services were provided to customers.

Industrial Cleaning. Cost of revenue, exclusive of depreciation, increased $0.4 million, or 1.2%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The increase was primarily driven by a volume increase resulting from the 2.9% revenue increase for the three months ended September 30, 2010 when compared to the corresponding prior year period. The volume increase accounted for an approximate $0.9 million increase in cost of revenues. This volume increase was offset by a 1.1% decrease in the cost of revenue as a percentage of revenue for the three months ended September 30, 2010 when compared to the prior year comparative period. This resulted from the execution of cost control measures related to labor, maintenance, and supplies, which reduced cost of revenues by $0.5 million in the three months ended September 30, 2010.

For the nine months ended September 30, 2010, cost of revenue, exclusive of depreciation, decreased $0.8 million, or 0.8%, when compared to the corresponding prior year period. The decrease was primarily driven by a volume decrease resulting from the 1.9% revenue decrease for the nine months ended September 30, 2010 when compared to the corresponding prior year period. The volume decrease accounted for a $2.0 million decrease in cost of revenues when calculated at an average margin of 36.0%, exclusive of depreciation. The volume decrease was primarily offset by a 0.7% increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2010. This overall increase in cost as a percentage of revenue resulted primarily from reduced revenue per hour of work performed due to reduced pricing as well as the mix shift from chemical cleaning and equipment-based services towards more labor-intensive work.

Cost of revenue – Depreciation

Depreciation costs decreased $0.7 million and $3.1 million, or 13.5% and 19.4%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to asset dispositions and assets becoming fully depreciated.

SRO. Depreciation costs in our SRO segment decreased $0.3 million and $1.4 million, or 17.7% and 27.6%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to dispositions and assets becoming fully depreciated.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment decreased $0.4 million and $1.7 million, or 11.6% and 15.7%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to asset dispositions and assets becoming fully depreciated partially offset by the depreciation of new capital assets acquired.

Gross profit

Gross profit increased $2.7 million, or 9.8%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. For the nine months ended September 30, 2010, gross profit decreased $19.5 million, or 18.6%, when compared to the corresponding prior year period. Our gross profit margin decreased to 27.0% and 26.2% for the three and nine months ended September 30, 2010, respectively, compared to 29.2% and 29.1% for the corresponding prior year periods.

SRO. Gross profit in our SRO segment increased $1.2 million, or 9.3%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. This increase was primarily the result of a 37.3% increase in revenues for the third quarter of 2010 when compared to the corresponding prior year period. The increase was offset by 6.2% decline in gross profit percentage which resulted from higher costs on international work, the project mix in that a greater proportion of lower margin services were provided to customers, and lower pricing on jobs.

For the nine months ended September 30, 2010, gross profit decreased $18.9 million, or 33.9%, when compared to the corresponding prior year period. The overall gross profit decline for the nine months ended September 30, 2010 resulted from both lower revenues and gross profit. The gross profit percentage decreased to 22.5% for the nine months ended September 30, 2010, from 28.5% in the corresponding prior year period. The decrease in gross profit percentage was largely the result of an increase in indirect and project execution costs and unfavorable Nuclear field cost management largely occurring at one specific nuclear plant site. Margin decreases were also caused by the increase in the proportion of revenue deriving from lower margin services provided to customers and lower pricing on jobs.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Industrial Cleaning. Gross profit in our Industrial Cleaning segment increased $1.4 million, or 10.2%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The increase for the three months ended September 30, 2010 resulted primarily from a 2.9% increase in revenue and a moderate increase of 2.0% in the gross profit percentage up to 30.1%. The increased gross profit percentage resulted from the execution of cost control measures related to labor, maintenance, and supplies.

For the nine months ended September 30, 2010, gross profit decreased $0.6 million, or 1.1% when compared to the corresponding prior year period. This decrease resulted from both a 1.9% decline in revenues offset by a slight increase of 0.2% in the gross profit percentage up to 30.1% for the nine months ended September 30, 2010. The overall 1.9% revenue decline was primarily due to the impact of extremely weak demand in January and February for cleaning services from refinery and fossil fuel power customers. The increased gross profit percentage resulted from the execution of cost control measures related to labor, maintenance, and supplies.

Selling, general and administrative expense

SG&A expense increased $1.7 million, or 10.0%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. For the nine months ended September, 30, 2010, SG&A expense decreased $11.7 million, or 17.4%, when compared to the corresponding prior year period. The overall decrease reflected lower SG&A expense in each of our SRO and Industrial Cleaning segments. As a percentage of revenues, SG&A expense decreased to 17.2% and 17.1% of revenues for the three and nine months ended September 30, 2010 from 18.6% and 18.7% of revenues for the corresponding prior year periods.

SRO. SG&A expense in our SRO segment increased $0.7 million, or 10.4%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. This increase in the third quarter of 2010 is the result of lower bad debt expense in the corresponding prior year period, primarily due to the recovery in the prior period of approximately $0.5 million that had previously been written off and lower discretionary compensation expense in the prior year period. SG&A expense in our SRO segment for the three months ended September 30, 2010 represented 11.8% of SRO revenues during this period, compared to 14.7% in the corresponding prior year period. This decrease primarily resulted from the 37.3% increase in SRO revenues for the three months ended September 30, 2010 when compared to the corresponding prior year period.

For the nine months ended September, 30, 2010, SG&A expense decreased $7.5 million, or 26.4%, when compared to the corresponding prior year period. SG&A expense in our SRO segment for the nine months ended September 30, 2010 represented 12.8% of SRO revenues during the respective period, compared to 14.5% in the corresponding prior year period. This decrease was primarily the result of a reduction in payroll costs and tight cost controls on discretionary items.

Industrial Cleaning. SG&A expense in our Industrial Cleaning segment increased $1.1 million, or 9.7%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. SG&A expense in our IC segment for the three months ended September 30, 2010 represented 23.4% of IC revenues during this period, compared to 22.0% in the corresponding prior year period. This increase in the third quarter of 2010 is primarily the result of lower discretionary compensation costs in the corresponding prior year period.

For the nine months ended September 30, 2010, SG&A expense decreased $4.1 million, or 10.8%, when compared to the corresponding prior year period. SG&A expense in our IC segment for the nine months ended September 30, 2010 represented 21.6% of IC revenues during the respective period, compared to 23.7% in the corresponding prior year period. The overall decrease was largely the result of a reduction in payroll, insurance, and other general costs combined with tight cost controls on discretionary items.

Corporate. The Company policy is to allocate out all Corporate SG&A to the SRO and Industrial Cleaning segments.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Depreciation and amortization

Depreciation and amortization costs decreased $0.2 million and $0.6 million, or 4.7% and 3.7%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods.

SRO. Depreciation and amortization costs in our SRO segment remained essentially the same for both the three and nine months ended September 30, 2010, when compared to the corresponding prior year periods. Increases were primarily due to depreciation of new assets acquired in 2010 were offset by assets becoming fully depreciated.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment decreased $0.2 million and $0.5 million, or 10.8% and 10.7%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010.

Operating income

Operating income increased $1.2 million, or 24.9%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. For the nine months ended September 30, 2010, operating income decreased $7.2 million, or 33.0%, for the nine months ended September 30, 2010 when compared to the corresponding prior year period. Operating margin was 5.3% and 4.5% for the three and nine months ended September 30, 2010, respectively, compared to 5.1% and 6.1% for the corresponding prior year periods.

SRO. Operating income in our SRO segment increased $0.7 million, or 21.2%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. This increase was primarily driven by the 37.3% increase in SRO revenue offset by higher costs on certain work, project mix, and lower pricing as previously discussed. The operating margin was 6.4% for the three months ended September 30, 2010, as compared to 7.3% for the corresponding prior year period.

For the nine months ended September 30, 2010, operating income decreased $11.3 million, or 68.6% when compared to the corresponding prior year period. Operating margin was 3.1% for the nine months ended September 30, 2010, compared to 8.4% for the corresponding prior year period. These decreases were primarily driven by the 16.1% decrease in revenues for the nine months ended September 30, 2010 when compared to the corresponding prior year period. In addition, the decline in margin resulted from the project mix and lower pricing as previously discussed.

Industrial Cleaning. Operating income in our Industrial Cleaning segment increased $0.5 million, or 31.0%, for the three months ended September 30, 2010 when compared to the corresponding prior year period. The operating margin in the third quarter of 2010 was 4.3% compared to 3.4% for the corresponding prior year period. These increases mainly resulted from increased revenue of $1.4 million and a 1.1% decrease in cost of revenue as a percentage of revenue for the third quarter 2010 when compared to the corresponding prior year period.

Operating income in our Industrial Cleaning segment increased $4.1 million, or 70.6%, for the nine months ended September 30, 2010 when compared to the corresponding prior year period. The operating margin in the nine months ended September 30, 2010 was 6.1% compared to 3.5% for the corresponding prior year period. These increases mainly resulted from decreased SG&A expense of $4.1 million for the nine months ended September 30, 2010 when compared to the corresponding prior year period.

Interest expense, net

Net interest expense decreased $3.8 million and $8.7 million, or 27.5% and 20.7%, for the three and nine months ended September 30, 2010, respectively, when compared to the corresponding prior year periods. The decrease was primarily attributable to a lower effective interest rate on the current capital structure of term debt and senior notes during the 2010 period. This is largely the result of the refinancing activities we undertook in December 2009 and April 2010. Our average debt, net of original issue discount, during the three and nine months ended September 30, 2010 was $399.5 million for both periods, compared with $379.8 million and $ 385.0 million for the corresponding prior year periods.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Loss on extinguishment

On April 1, 2010, we entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a term loan facility in an aggregate principal amount of $185 million and a revolving credit facility of up to $50 million. We used the proceeds of the term loan to repay the entire $176 million that had been outstanding under the previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement. As a result of the repayment, we recognized a loss on extinguishment of $24.4 million during the second quarter of 2010 resulting from the write-off of the related deferred financing costs, original issue discount amounts and a prepayment penalty.

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency transactions for the three and nine months ended September 30, 2010, when compared to the corresponding prior year periods.

Income taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The income tax benefit decreased $8.6 million for the three months ended September 30, 2010 when compared to the corresponding prior year period. For the nine months ended September 30, 2010, the income tax benefit increased $3.3 million when compared to the corresponding prior year period. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, non-deductible stock based compensation, other nondeductible expenses, and the release of a portion of the ASC 740-10 (FIN 48) reserve and interest thereof.

We recognized approximately $1.8 million of previously unrecognized tax benefits in the nine months ended September 30, 2010 as a result of the statute of limitations expiring for certain Federal and state tax returns for taxable years prior to 2007. For the three months ended September 30, 2010 and 2009, respectively, we did not recognize any previously unrecognized tax benefits.

Non-GAAP Measures

EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense (income), net, taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in our Credit Agreement. We believe that the inclusions of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and other items that we do not expect to continue at the same level in the future.

We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry and because these adjustments are necessary to calculate our covenant compliance under our Credit Agreement. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest on our debts;

•	they do not reflect our income tax expense or the cash requirements to pay our taxes;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Net loss	$(2,400)	$(43,220)	$(27,530)	$(51,602)
Interest expense, net	10,034	13,838	33,237	41,902
Income tax expense (benefit)	(933)	(9,488)	(15,349)	(12,038)
Depreciation and amortization	9,314	10,245	27,994	31,712

EBITDA	16,015	(28,625)	18,352	9,974

Adjustments to EBITDA
Financing transaction costs (a)	—	—	202	—
Restructuring and process improvement costs (b)	—	464	—	4,224
Goodwill and intangible impairment loss (c)	—	44,147	—	44,147
Incentive units expense (d)	308	710	1,051	1,120
Loss on extinguishment of debt (e)	—	—	24,424	—
Severance costs (f)	460	—	905	—
Other (g)	(782)	(1,722)	(92)	(366)

Adjusted EBITDA	$16,001	$14,974	$44,842	$59,099

(a)	Reflects accounting and legal fees incurred as a result of the $225 million 11 1/8% Senior Notes offering.
(b)	Reflects costs incurred in connection with a corporate initiative to integrate and improve our Aquilex HydroChem and Aquilex SMS businesses. Expenses in 2009 included consulting fees and costs associated with a market opportunity and sales force effectiveness study, the establishment of standard procedures for branch operations in our Industrial Cleaning segment and the consolidation of our back office operations.
(c)	Reflects the writedown of our goodwill and intangible assets as of September 30, 2009 as a result of a valuation assessment conducted in connection with the reorganization of our reporting units. The assessment concluded that goodwill in our SRO segment had been impaired and a non-cash charge of $44.1 million was recorded as of September 30, 2009. A valuation of these assets had previously been performed in connection with the Teachers’ Acquisition on December 15, 2008.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

(d)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(e)	Reflects the removal of the loss on extinguishment that resulted from prepayment penalties and the writeoff of unamortized deferred financing and original issue discount balances relating to the prior senior secured revolving credit and term loan facilities upon the Company entering into the Credit Agreement on April 1, 2010.
(f)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.
(g)	Amounts in 2009 and 2010 primarily reflect the impact of unrealized foreign currency transaction gains and losses.

Liquidity and Capital Resources

Our working capital and cash flows from operations are directly affected by the demands for critical maintenance, repair and industrial cleaning solutions in the various markets we serve and the overall utilization of our skilled workforce and the rates that are charged for these services. Our ability to generate cash is subject to events beyond our control, such as declines in the demand for energy or petrochemical products and the corresponding reductions in our customers’ production activities and revenues or profits, cost-cutting measures as a result of declines in the general economy, declines in available credit which could cause our customers to cancel or postpone projects, and changes in competitive, legislative, regulatory or other factors. Our maintenance and repair business continues to be adversely affected by project deferrals by our customers. These deferrals for the first three quarters of 2010 have negatively impacted our working capital and cash flows from operations. For the remainder of 2010 and 2011, we anticipate undertaking an increased number of international projects. Accordingly, we expect significant working capital needs in order to support these projects which could result in extended account receivable collection cycles and higher inventory levels. Failure to complete these projects in a timely manner and collect accordingly could adversely impact our cash flows.

At September 30, 2010, we had cash and cash equivalents of $12.2 million, working capital of $65.4 million and outstanding debt obligations of $399.3 million. At September 30, 2010, the Company had $14.7 million outstanding letter of credit obligations. Our ability to satisfy our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and government regulation.

On October 13, 2010, Moody’s Investors Service downgraded our Corporate Family Rating (CFR) from B2 to B3. This may negatively impact our ability to conduct future financings.

At September 30, 2010, the available revolving capacity under our revolving credit facility was $35.3 million. Our ability to access our revolving credit facility is contingent upon our continued compliance with certain covenants on the various facilities, described more fully below and in Note 8 in our accompanying condensed consolidated financial statements.

On December 23, 2009 we completed the sale of $225 million 11 1/8 % Senior Notes due 2016. Under the terms and subject to the conditions contained in a purchase agreement dated December 16, 2009, we received approximately $207.7 million in net cash proceeds from the sale of the notes, after initial purchasers’ discount, original issue discount and fees and expenses. We used these net cash proceeds to redeem the $156.1 million aggregate principal amount outstanding of our existing senior notes and accrued interest thereon to the date of repayment. The balance of such net cash proceeds was used to reduce the amounts of term loans outstanding under our Credit Agreement. On September 24, 2010, we closed an exchange offer, whereby we exchanged $224.0 million aggregate principal amount of 11 1/8% Senior Notes due 2016, which have been registered under the Securities Act of 1933, as amended, for an equal principal amount of our outstanding 11 1/8% Senior Notes due 2016.

On April 1, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a term loan facility in an aggregate principal amount of $185 million and a revolving credit facility of up to $50 million. We used the proceeds of the term loan to repay the entire $176 million that had been outstanding under the previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Our Credit Agreement contains certain restrictive covenants that include a minimum interest coverage ratio; maximum leverage ratio and maximum secured leverage ratio. The minimum cash interest coverage ratio, the maximum leverage ratio and the maximum secured leverage ratio are computed based on the Company’s financial results for the last twelve months ended. Descriptions of these financial covenants are as follows:

•

A minimum interest coverage ratio, ranging from 1.75:1 to 2.75:1 over the term of the Credit Agreement. The minimum interest coverage ratio is computed as the Adjusted EBITDA to consolidated interest expense.

•

A maximum leverage ratio, ranging from 5.75:1 to 3.25: 1 over the term of the Credit Agreement. The maximum leverage ratio is computed as consolidated total debt to Adjusted EBITDA after giving effect to any pro forma adjustments which are those relating to the EBITDA of a permitted acquisition or disposition.

•

A maximum secured leverage ratio ranging from 2.75:1 to 2.50:1 over the term of the Credit Agreement. The maximum secured leverage ratio is computed as the consolidated secured indebtedness to Adjusted EBITDA giving effect to pro forma adjustments, as defined above, deeming to have occurred on the first day of the applicable measurement period.

The Credit Agreement also contains other covenants, which among other things; limit the incurrence of additional indebtedness, investments, transactions with affiliates, asset sales, mergers and consolidations, and other matters customarily restricted in such agreements.

As of September 30, 2010, the Company was in compliance with all of its financial covenants in its Credit Agreement. Based on our current business plan, we believe our existing cash balances, cash generated from operations and borrowing availability under our revolving credit facility will be sufficient to meet our anticipated cash needs and debt covenant compliance requirements for the next twelve months. However, if we are unable to do so, it could have a material adverse impact on our financial position, results of operations, and cash flows. Given current macroeconomic conditions primarily in the United States, specifically related to the demands for critical maintenance, repair and industrial cleaning solutions in the various markets we serve and the overall utilization of our skilled workforce and the rates charged for their services, there is a risk that the Company may not be able to meet its financial covenants over the next 12 months. Execution of our business plan and continued compliance with our debt covenants are dependent upon us obtaining a minimum Adjusted EBITDA. Our expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for our services and operating and general and administrative expenses which could prove to be inaccurate. It also contains an estimate of the extent and timing of the release of deferred maintenance and repair projects by our customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in our Credit Agreement, we would be in default under the terms of the agreements governing such indebtedness. Prior to such default, the Company could consider opportunities to reduce certain discretionary expenditures or prepay certain amounts of principal outstanding under the Credit Agreement. In the event of such a default under our Credit Agreement, including a failure to satisfy the specified financial ratios, the Company would need to seek (i) an equity contribution, as discussed below, or (ii) a waiver of all covenant defaults under the Credit Agreement.

In accordance with our Credit Agreement, for purposes of determining compliance with the financial covenants, an equity contribution directly or indirectly made to the Company on or prior to the day that is 10 business days after the day on which financial statements are required to be delivered for a fiscal quarter pursuant to the Credit Agreement will, at the request of the Company, be included in the calculation of Adjusted EBITDA solely for the purposes of determining compliance with financial covenants at the end of such fiscal quarter and applicable subsequent periods (any such equity contributions so included in the calculation of Adjusted EBITDA, a “Specified Equity Contribution”); provided that (a) in each consecutive four fiscal quarter period, there shall be at least two fiscal quarters in which no Specified Equity Contribution is made, (b) there shall be no more than four Specified Equity Contributions made during the life of the loans under the Credit Agreement, (c) the proceeds of any Specified Equity Contribution shall not be included for purposes of any determination other than compliance with the financial covenants, (d) the amount of any Specified Equity Contribution shall not exceed the amount required to cause the Company to be in compliance with the financial covenants and in no event shall exceed 15% of Adjusted EBITDA after giving pro forma effect thereto and (e) the proceeds from any Specified Equity Contribution shall be applied on or prior to the next interest payment date to prepay the loans under the Credit Agreement.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Cash Flows

Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

Net Cash Provided by Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2010 and 2009, was $8.9 million and $32.6 million, respectively. The change was due to a higher net loss, as adjusted for non-cash items, as well as increases in working capital as a result of the increases in revenue in the three months ended September 30, 2010. Our working capital for the nine months ended September 30, 2010, as compared to the prior year comparable period was most significantly impacted by the greater increase to accounts receivable of $36.1 million in the nine months ended September 30, 2010, the smaller increase to inventories of $4.8 million, and offset by the greater decrease to accounts payable and accrued liabilities of $13.4 million. The timing of cash receipts and payments, and certain delays in receiving payments contributed to the overall increase in working capital. Average days outstanding for our receivables were 74.1 and 58.6 for the nine months ended September 30, 2010 and 2009, respectively.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by approximately $0.2 million for the nine months ended September 30, 2010 compared to the corresponding prior year period, primarily due to an increase in capital expenditures of $0.5 million, a decrease of a prior acquisition payment of $0.2 million, and a reduction of proceeds from the sale of property and equipment of $0.2 million. These increased usages for the nine months ending September 30, 2010 were offset by the increase of restricted cash of $0.6 million.

Net Cash Provided By (Used in) Financing Activities

Our net cash provided by financing activities increased by $28.7 million for the nine months ended September 30, 2010 compared to the corresponding prior year period due primarily from the $26.4 million net increase from the net proceeds of the long-term debt refinancing and by the $7.7 million decrease in net payments on our revolving credit facility. These increases in cash provided by financing activities were primarily offset by payments of $5.8 million of deferred financing costs for the nine months ended September 30, 2010.

Capital Expenditures

Capital expenditures were $10.0 million and $9.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Contractual Obligations and Other Commitments

Except as noted below, we did not have any material changes to our contractual obligations and other commitments as provided in our Registration Statement on Amended Form S-4 as filed with the SEC on August 16, 2010.

On April 1, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a term loan facility in an aggregate principal amount of $185 million and a revolving credit facility of up to $50 million. We used the proceeds of the term loan to repay the entire $176 million that had been outstanding under the previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement. As of September 30, 2010, our long-term debt obligations were $0.5 million, $3.7 million, $3.7 million, and $401.2 million for the three months ended December 31, 2010, the years 2011-2012, 2013-2014, and 2015 and beyond, respectively. As of September 30, 2010, our long-term interest payments were $8.8 million, $70.4 million, $69.9 million, and $61.6 million for the three months ended December 31, 2010, the years 2011-2012, 2013-2014, and 2015 and beyond, respectively. The long-term interest payments include $225.0 million of senior notes at an 11   1/8% cash interest rate and $184.1 million of an outstanding senior term loan facility at an effective interest rate of 5.5%.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Off-Balance Sheet Arrangements

As of December 31, 2009, we had contract bonding obligations amounting to $9.0 million outstanding and operating lease arrangements amounting to $18.4 million outstanding. At September 30, 2010, we had bonding obligations of $3.5 million. We had no material change in operating lease arrangements as of September 30, 2010.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)

In October 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We are currently evaluating the impact on our financial position and results of operations.

ASU 2010-06, Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured; accordingly the standard will not have an impact on our company.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company or (iv) are not expected to have a significant impact on our company.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes. There have been no material changes in this Item from the discussion contained in our Registration Statement on Amended Form S-4, filed with the SEC on August 16, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15e promulgated under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time, may make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are not historical facts and represent only our beliefs regarding future events, and you are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control. Consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following: (1) general economic conditions and instability and volatility in the financial markets; (2) a deterioration in our safety record; (3) claims relating to professional liability, personal injury or property damage; (4) failure to create or maintain a technological advantage over our competitors; (5) failure to complete projects in a timely fashion; (6) failure to obtain the award of new projects or renewal of existing projects; (7) difficulties in hiring skilled craft workers; (8) increases in the cost of labor or the incidence of labor disputes; (9) increased worker turnover rate; (10) decrease in the demand for the products of original equipment manufacturers; (11) increases in cost and availability of weld wire, chemicals and certain other materials; (12) decline in market opportunities for our products and our ability to take advantage of those opportunities; (13) risks associated with our new branding strategy and the related costs; (14) adverse changes in foreign exchange rates; (15) severe weather conditions and other catastrophes; (16) incidence of labor disputes; (17) liabilities in the event of a spill, discharge or release of chemicals or hazardous materials; (18) economic, political and other risks associated with international operations; (19) adverse changes in law or regulations; (20) loss of certain required certifications, licenses and permits; (21) impairments to intangible assets or long-lived assets; (22) failure to correctly estimate costs for our projects; (23) performance failures of our third-party suppliers; (24) the loss of a key subcontractor; (25) failure to protect our intellectual property rights; (26) negative public perception of nuclear power and radioactive materials; (27) the impact of our substantial indebtedness; and (28) the significant limitations contained in our Credit Agreement and the Indenture governing our outstanding senior notes, including limitations on making acquisitions, obtaining performance bonding, expanding internationally, incurring additional debt, making investments, selling assets and taking other actions. For a fuller description of these and other possible uncertainties, please refer to our Registration Statement on Amended Form S-4, filed with the SEC on August 16, 2010. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If we do revise or update one or more forward-looking statements, you should not conclude that we will make additional revisions or updates with respect thereto or with respect to the other forward-looking statements, except as required by law.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Commitments and Contingencies in Note 10 to our condensed consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings, which is hereby incorporated by reference into this Item 1 of Part II.

Item 1A.	Risk Factors

There have been no material changes in the status of our risk factors from those described in our Registration Statement on Amended Form S-4 as filed on August 16, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

Item 6.	Exhibits

Exhibit No.	Description of Document

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Aquilex Holdings LLC

By:	/s/ L.W. Varner, Jr.
Name:	L.W. Varner, Jr.
Title:	Chief Executive Officer and President

By:	/s/ Jay W. Ferguson
Name:	Jay W. Ferguson
Title:	Senior Vice President and Chief Financial Officer

Date: November 15, 2010