Form 10-K
period 2010-12-31
Aquilex Holdings LLC
filed 2011-03-31
CIK 1434838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ] (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The limited liability company ownership interests of the registrant are not publicly traded. Therefore, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

DOCUMENTS INCORPORATED BY REFERENCE

None

Aquilex Holdings LLC

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time, may make forward-looking public statements concerning our expected future operations and performance and other developments. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following:

•	general economic conditions and instability and volatility in the financial markets;
•	a deterioration in our safety record;
•	claims relating to professional liability, personal injury or property damage;
•	failure to maintain a technological advantage over our competitors;
•	failure to complete projects in a timely fashion;
•	continued award of new projects and renewal of existing projects;
•	our ability to hire skilled craft workers;
•	increases in the cost of labor or the incidence of labor disputes;
•	increased worker turnover rate;
•	decrease in the demand for the products of original equipment manufacturers;
•	increases in cost and availability of weld wire, chemicals and certain other materials;
•	our expectation as to the market opportunities for our products, as well as our ability to take advantage of those opportunities;
•	statements regarding our new branding strategy and the related costs;
•	foreign exchange rates;
•	severe weather conditions and other catastrophes;
•	liabilities in the event of a spill, discharge or release of chemicals or hazardous materials;
•	economic, political and other risks associated with international operations;
•	changes in law or regulations;
•	loss of certain required certifications, licenses and permits;
•	impairments to intangible assets or long-lived assets;
•	failure to correctly estimate costs for our projects;
•	performance failures of our third-party suppliers;
•	the loss of a key subcontractor;
•	failure to protect our intellectual property rights;
•	public perception of nuclear power and radioactive materials;
•	the impact of our substantial indebtedness;
•	inability to obtain financing;
•	loss of significant customers;
•	significant fluctuations in energy prices
•

the significant limitations contained in our Credit Agreement, as amended and restated on April 1, 2010, and modified on June 17, 2010 and Amendment No. 1 to the Credit Agreement entered into on February 28, 2011, among us, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding Inc., as Syndication Agent and each lender party thereto (the “Credit Agreement”) and the Indenture, including limitations on making acquisitions, obtaining performance bonding, expanding internationally, incurring additional debt, making investments, selling assets and taking other actions; and

•	the other factors set forth under Item 1A., “Risk Factors.”

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

Aquilex Holdings LLC

PART I

Item 1.	Business

We are a leading global provider of critical maintenance, repair, overhaul and industrial cleaning solutions to the energy industry. We combine our proprietary technology, specialized equipment fleet, skilled workforce and project management expertise to provide a broad range of complementary industrial services. These services are often mandatory and recurring in nature and are essential for optimizing the operating efficiency, utilization, profitability and safety of our customers’ facilities. Through our divisional and branch offices in the United States and Europe, we provide our services to a diverse global base of over 600 customers, primarily in the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries. Our customer relationships have extended over many years.

We are a Delaware limited liability company formed on December 21, 2006 by affiliates of Harvest Partners, in connection with their acquisition on January 31, 2007 of Aquilex Corporation (the “Harvest Acquisition”). Aquilex Corporation is the 100% owned subsidiary of Aquilex Holdings through which we conduct our business. On December 15, 2008, we were acquired from affiliates of Harvest Partners (the “Teachers’ Acquisition”) by affiliates of the Ontario Teachers’ Pension Plan Board (“Teachers’”).

Unless the context requires otherwise, when used in this Report:

•	“Aquilex,” “we,” “us” and “our” refer to Aquilex Holdings LLC, its consolidated subsidiaries and their respective predecessors.
•	“Aquilex Holdings” refers to Aquilex Holdings LLC and not to any of its subsidiaries.
•	“Aquilex Corporation” refers to Aquilex Corporation and not to any of its subsidiaries.
•	“Aquilex WSI” refers to Aquilex WSI, Inc. (formerly known as Welding Services Inc.) and its subsidiaries.
•	“Aquilex HydroChem” refers to Aquilex HydroChem, Inc. (formerly known as HydroChem Industrial Services, Inc.) and its subsidiaries.
•	“Aquilex SMS” refers to Aquilex SMS, Inc. (formerly known as Southeastern Mechanical Services, Inc.).
•	“Aquilex Acquisition Sub” refers to Aquilex Acquisition Sub III, LLC and not to any of its subsidiaries.
•	“Aquilex Holdco” refers to Aquilex Holdco L.P. and not to any of its subsidiaries.

Financial information concerning our business segments and geographic regions for each of 2010, 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 6, 7 and 8 of this Report.

Our internet address is www.aquilex.com and the investor relations section of our web site is located at http://www.aquilex.com/company/investor-relations. We make available free of charge, on or through the investor relations section of our web site, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished with the Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any note holder to our Investor Relations Department, are our certificate of formation and our Code of Business Conduct and Ethics governing our directors, executive officers and senior financial officers.

Our Investor Relations Department can be contacted at Aquilex Corporation, 3344 Peachtree Road, N.E., Suite 2100, Atlanta, Georgia 30326, Attn: Investor Relations, telephone: 404-869-5221, e mail: Investor-relations@aquilex.com.

Our Segments

We operate our business in two segments:

Specialty Repair and Overhaul (53.0% of 2010 revenues). Our specialty repair and overhaul, or SRO, services include welding repair, erosion and corrosion protection and specialized construction services, including component repair. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency

Aquilex Holdings LLC

work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. In 2010, we completed 724 projects. Approximately 69.6% of the 2010 revenues of our SRO segment were generated from customers located in North America.

Industrial Cleaning (47.0% of 2010 revenues). Industrial cleaning is critical to maintaining plant efficiency and safety, typically cannot be deferred by customers for long periods of time and constitutes an essential component of our customers’ regularly scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine, daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 76 service locations, 58 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our contracts provide that our customers retain ownership of the resulting waste at all times.

Our History

Aquilex Holdings was originally established by affiliates of Harvest Partners, in connection with their acquisition on January 31, 2007 of Aquilex Corporation (the “Harvest Acquisition”), which is the 100% owned subsidiary of Aquilex Holdings through which we conduct our business. Aquilex Corporation was formed in 2001 and acquired Aquilex WSI in April 2002 and Aquilex SMS in July 2007. These entities today constitute our Specialty Repair and Overhaul (SRO) segment. In June 2007, Aquilex Holdings acquired HydroChem Industrial Services, Inc., which established our Industrial Cleaning segment. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—History.” On December 15, 2008, affiliates of Teachers’ acquired us from affiliates of Harvest Partners’.

In connection with the Teachers’ Acquisition, several additional entities were created through which Teachers’ and certain members of our executive management hold their interests in Aquilex Holdings. All of the issued and outstanding membership interests of Aquilex Holdings are currently held by Aquilex Acquisition Sub, a wholly owned subsidiary of Aquilex Holdco. Aquilex Holdco is a Delaware limited partnership of which Teachers’ indirectly holds 98.5% of the limited partnership interests. The remaining 1.5% of Aquilex Holdco’s limited partnership interests are held by certain members of our executive management and members of Aquilex Corporation’s board of directors. Teachers’ exercises control over Aquilex Holdco as the sole member of Aquilex Holdco GP, LLC, which is the sole general partner of Aquilex Holdco.

Our Services

For the year ended December 31, 2010, we generated revenues of $461.8 million, a net loss of $146.7 million and Adjusted EBITDA of $70.7 million. For a reconciliation of Adjusted EBITDA to net income, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

We provide maintenance, repair, overhaul and industrial cleaning services that are critical to optimizing the operating efficiency, utilization and profitability of our customers’ facilities. Our services improve operational performance, minimize downtime and extend service life at a lower cost than replacement alternatives. We provide our services through two segments: SRO and Industrial Cleaning.

Specialty Repair and Overhaul Services

Our SRO services include specialty welding services primarily intended to mitigate erosion and corrosion of critical process equipment. These services enhance, re-establish or preserve the mechanical and structural integrity of our customers’ plant infrastructure through the application of weld metal alloy overlay, or WMO, that can either repair malfunctioning equipment or improve the service life of new or existing equipment. We provide these services during both scheduled and unscheduled, or emergency, outages. We also offer overhaul and replacement services when repair is not feasible or cost-effective.

We develop and utilize customized, automated equipment for our SRO services, such as advanced remote extraction, welding and inspection systems. Our automated equipment enables us to improve the efficiency of pipefitters and boilermakers required

Aquilex Holdings LLC

to perform a given task and, using advanced alloy metals, enables the application of an even weld across challenging surfaces. Our equipment allows us to make repairs in harsh environments that manual pipefitters and boilermakers cannot access easily or safely. These environments include hard-to-reach areas characterized by excessive heat, high radiation, and complex piping and other structural barriers.

We consider many of our SRO services to be recurring because we frequently perform the same service on multiple occasions for the same customer facility. For example, we may perform orbital welding services upon different components of the same facility during any number of consecutive maintenance outages, even though it is rarely necessary to provide orbital welding solutions to only one particular component more than once over a several-year period.

Within our SRO segment, we provide both nuclear and non-nuclear field services, as well as shop services.

Field Services—Nuclear

At our customer’s facilities, we provide highly engineered and customized nuclear field services which we have developed due to the specialized and regulated nature of the nuclear operating environment. We provide these services to nuclear power plants with pressurized water reactors, or PWRs, and boiling water reactors, or BWRs. Our nuclear field services consist of the following:

•

Structural overlay services. Our structural overlay services involve the application of high performance alloy coatings, which protect against stress-induced erosion and cracking, water corrosion and caustic corrosion. Our use of high performance alloys, rather than conventional materials, decreases maintenance costs for customers through reduced repair frequency and can also enhance process productivity. Our structural overlay services include our highly specialized Alloy 600 repair solution. Throughout the nuclear reactor fleet, Alloy 600, a unique metal alloy used in the original construction of PWRs, is showing stress-induced cracking. Welding re-work is being performed across the fleet of nuclear power plants in the United States. Our Alloy 600 repair solution was one of the first repair solutions designed to mitigate this problem and it meets or exceeds all regulatory requirements.

•

Orbital welding services. Our orbital welding services consist of welding around the circumference of infrastructure components and are utilized in various applications in the nuclear industry. Our automated nuclear orbital welding services include the repair and replacement of main steam isolation valves.

•

Heat exchanger services. Our heat exchanger repair services address tube-to-tube leakage as well as reduced shell thickness caused by accelerated corrosion. We offer shell replacements, tube-to-tube heat welds, temper bead welding repairs and entire component replacements.

•

Specialized nuclear welding services. Our specialized nuclear welding services consist of control rod drive mechanism, or CRDM, repair and nuclear canister services. We use automatic gas tungsten arc welding, or GTAW, to repair CRDM seal failures, significantly reducing radiation exposure relative to the conventional approach of manual stick weld repairs. We also utilize dual head GTAW to seal nuclear storage canisters.

Field Services—Non-nuclear

In addition to our nuclear field services, we provide field services to customers in the fossil power generation, oil and gas refining, chemical and petrochemical production and waste-to-energy industries. Our non-nuclear field services consist of the following:

•

Boiler erosion and corrosion services. Our boiler erosion and corrosion services involve the application of a protective coating to boiler and vessel walls using our proprietary Unifuse® overlay process, which includes a high-alloy erosion and corrosion protective coating, as well as analytical evaluation services.

•

Orbital welding services. Our non-nuclear orbital welding services apply our nuclear orbital welding expertise and tooling design capabilities to applications in the oil and gas refining and fossil power generation industries. We design and build most of our orbital welding equipment and customize equipment for a wide range of customer applications.

Aquilex Holdings LLC

•

Boiler repair, construction and overhaul services. We provide a wide range of boiler repair, construction and overhaul services, including entire unit refurbishments, pendant replacements, upper-furnace overhauls, water-wall panel replacements, air reheater rebuilds, steam line repair and replacements, valve replacements and stack lining installations.

Shop Services

We provide shop services at our facilities in Norcross, Georgia and Radom, Poland. We offer these services to both OEM customers and directly to end customers. Our shop services enhance energy infrastructure components prior to their installation or during overhaul to improve their efficiency and service life. Our shop services consist of the following:

•

180º water-wall erosion and corrosion and 360º tubing erosion and corrosion overlay services. Our water-wall erosion and corrosion, and tubing erosion and corrosion overlay services extend the service life of tubing and water-wall components. We provide uniform overlay services at our tubing weld and water-wall panel overlay stations in each of our two shop facilities. These services apply weld metal overlay along the entire circumference of a pipe or along the entire face of a water-wall panel to produce an erosion and corrosion-resistant surface that extends the life of the component. We provide these services primarily to OEM customers.

•

Specialty manufacturing. We provide specialty manufacturing services for superheater panels, 360º spiral wound overlaid panels, economizer and other pressure vessel components, clad water-wall headers and riser tubes. We provide these services primarily to end customers.

Support Services

Through our SRO support services, we provide our customers with root cause analysis and engineered solutions, and ensure the availability and mobilization of the materials, equipment and workers necessary for the efficient execution of our SRO services. Our support services include turnkey project management, quality management, code compliance, metallurgy analysis, structural finite element analysis and emergency customer services. In particular, our expertise in equipment and tooling engineering, along with our machine design and fabrication capabilities, enable us to develop customized, cost-effective solutions to meet a wide range of customer needs.

Industrial Cleaning Services

We provide industrial cleaning services primarily to the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Our Industrial Cleaning services improve or sustain the operating efficiency and extend the useful life of process equipment and facilities. Our services are delivered through routine daily maintenance and turnaround programs. These services help maintain the integrity and performance of industrial facilities and consist primarily of hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning. We also offer a variety of other services, including waste minimization and new component commissioning. Some of our cleaning services may require us to transport hazardous waste within or between customer facilities for disposal by the customer at its facility. While such cleaning services typically involve the removal of waste from the components being cleaned, our customers retain ownership of the resulting waste at all times.

Since we perform most of our Industrial Cleaning services daily, proximity to our customers is essential. As a result, we maintain a broad geographic network consisting of 76 service locations, 58 of which are located on-site at our customers’ facilities. In addition, we operate an extensive mobile and specialized fleet of industrial cleaning vehicles.

Hydroblasting

Our hydroblasting services involve the application of high pressure and ultra-high pressure, or UHP, streams of water to clean interior and exterior surfaces and to clear piping, tubes and lines. We provide our hydroblasting services using equipment, including pumps and high pressure hoses that are attached to specialized delivery systems and nozzles. Water pressures typically range from 5,000 to 40,000 pounds per square inch, or psi, and water volumes generally range from one to 300 gallons per minute. Through our UHP hydroblasting, we employ specialized tooling, high pressure hoses and hydroblasting “guns” to

Aquilex Holdings LLC

generate water pressures ranging from 20,000 psi to 40,000 psi, allowing us to remove tough deposits and scales resistant to lower pressure tooling.

Hydroblasting is particularly effective in cleaning deposits that cannot be chemically dissolved or are located on surfaces where the circulation of chemical cleaning solvents is not feasible. Hydroblasting is also used to clean or prepare surfaces before welding, inspection or painting and to clean exterior surfaces for cosmetic purposes.

Since the use of spark and flame producing devices in our customers’ facilities is generally prohibited due to fire hazard concerns, it is difficult to make cuts in vessels and structures necessary for modifications. We have developed UHP hydroblasting technology that can also be used to cut steel or concrete without creating sparks or flames in order to address this concern. Through this application of UHP hydroblasting, marketed as WaterLazer™, we can produce cuts through steel of up to five inches in thickness and cuts through concrete of up to 36 inches in thickness.

Our STARS® system provides our customers with the ability to automate the cleaning of heat exchangers while at the same time minimizing human exposure to safety hazards from this process. In addition to enhancing cleaning speed and effectiveness, this technology has shown that it improves heat transfer effectiveness, resulting in significant energy savings for our customers.

Industrial Vacuuming

Our industrial vacuuming services, consisting of air and liquid vacuuming, are used to collect industrial waste liquids and solid debris in order to recover these materials for disposal or recycling. We also remove waste from sumps, prepare tanks and other storage facilities for routine maintenance, and provide additional types of cleaning and maintenance services. We provide air vacuuming services by utilizing our fleet of specialized vehicles, along with our trailer-mounted equipment, to collect and remove a variety of solid and semi-solid materials including dust, powder, oil, resins, wood chips, steel and plastic pellets and bricks. Our liquid vacuuming services utilize conventional vacuum trucks that maintain constant negative tank pressure for the removal of liquid waste, sludge and consumed process fluids from pits, ponds, tanks and process equipment.

Chemical Cleaning

Our chemical cleaning services typically involve circulating chemical solvents through our customers’ process equipment, piping and tanks or other storage vessels under controlled temperature and pressure conditions for specific periods of time. Chemical cleaning is utilized to dissolve substances on surfaces that are inaccessible to hydroblasting, or where chemical cleaning is more effective or safer than hydroblasting. Chemical cleaning may also involve the application of chemical solvents to deposits on surfaces that cannot be cleaned with water. The solvent compounds are typically unique to their application and must be blended and applied by skilled technicians.

Chemical cleaning is used in a variety of applications in the oil refining industry, including the use of degassing process equipment and tanks in removing volatile substances. In addition, chemical cleaning is sometimes required in connection with the commissioning, or pre-operational cleaning, of new equipment in order to remove soil, debris and other substances that may accumulate during construction. Using pumping and circulating equipment, we circulate the appropriate chemical solution through the process equipment. As part of our chemical cleaning services, in many instances, we customize our cleaning solution based on our laboratory analysis of a sample of the fouling deposit or substance. This analysis enables us to improve the efficiency of our Industrial Cleaning services by identifying and utilizing the appropriate chemical solvent for a particular deposit or situation.

Tank Cleaning

We clean a variety of above-ground storage tanks using either automated or manual equipment. These tanks range from large crude oil and waste water storage tanks to smaller tanks used for the storage of a wide range of finished chemical products or chemicals used in the production process. We do not clean or service underground fuel tanks or waste storage tanks. We remove sludge from tanks by transforming the sludge into a removable state by injecting and circulating a mixture of diesel fuel and other products and then removing the sludge with an industrial vacuum. Once it has been removed from the tank, the sludge is processed with a centrifuge or filter to separate the solid components for disposal or recycling, all of which is done by the customer.

Aquilex Holdings LLC

We clean many of the smaller chemical storage tanks using our LANSCO GT® (Gas-Tight) process. This process utilizes robotics to clean and degas a tank without releasing vapors into the atmosphere. This process keeps our workers from operating in hazardous environments and is also particularly useful in instances where local environmental regulations restrict the release of volatile organic compounds.

Other Industrial Cleaning Services

We provide a number of other Industrial Cleaning services. Commissioning services, which generate the vast majority of our revenues from these other services, include a variety of processes used in cleaning newly constructed plant components. These services include cleaning steam path components using our SILENTSTEAM® process, as well as applying flushing, cleaning and other processes to piping, vessels, boilers, and lubrication and hydraulic oil systems. Depending on their nature, commissioning services may also involve hydroblasting, chemical cleaning, industrial vacuuming or other industrial cleaning services.

Intellectual Property, Technology and Automation

We have developed an extensive portfolio of technological capabilities and intellectual property. We apply our technology and intellectual property to develop new services and to extend our existing capabilities. Both the SRO and Industrial Cleaning segments are staffed with specialized engineers and chemists who consult regularly with our customers’ engineers and develop innovative solutions throughout an entire project, from field inspection, structural/tool design and process development to tooling integration and service implementation. The following table sets forth a selection of our key technologies and their applications:

Technology	Application

Pendant Overlay	Provides erosion and corrosion protection for the upper-furnace section of boilers.

Remote Video Welding	Utilizes fiber-optic cable for remote welding at distances of up to one mile from a welding site.

Robotic Cleaning Process	Minimizes human involvement and safety concerns and is used in the cleaning of oil refineries and petrochemical production facilities.

STARS®	Automates cleaning of heat exchangers and minimizes human exposure to safety hazards from this process.

Unifuse® 360 Technology	Applies spiral WMO around the circumference of a tube and is applied to boilers in fossil power plants, waste-to-energy plants and other corrosive environments.

WaterLazer™	Applies UHP hydroblasting to cut metal and concrete.

The Aquilex Technology Center combines the technical strength of all of our engineering disciplines to provide greater collaboration among our engineers and the sharing of common technology platforms.

We have developed various proprietary tooling and techniques that we consider trade secrets. We have also obtained U.S. trademark registrations for certain of the key trademarks that we use to identify our services, including “HydroChem” and “UNIFUSE®.”

We believe that the complexity of our processes, methods and technologies, and the know-how incorporated in them, makes it difficult to copy or replicate their features. We rely on a combination of confidentiality agreements, copyrights and, to a lesser extent, patents and trademarks to protect our intellectual property, trade secrets and know-how.

To protect our know-how and trade secrets, we customarily require our permanent employees to execute confidentiality agreements or otherwise agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts with permanent employees also include clauses requiring our employees to assign to us all inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information.

Aquilex Holdings LLC

As we develop new services, we intend to pursue patent and other intellectual property rights protection, when practical, for our core processes, methods and technologies. Further, as we enter new markets, we will evaluate how best to protect our processes, methods and technologies in those markets. We intend to defend our intellectual property rights vigorously when necessary.

Equipment

We utilize a specialized equipment fleet in providing our services, which we maintain on a regular basis. We design, build and maintain substantially all of the automated equipment used in providing our SRO services, including over 200 welding systems. Our Industrial Cleaning segment’s equipment fleet includes water blasting pumps with a varying range of pressure capabilities; air flow vacuum trucks; liquid-moving vacuum trucks; “combination” or “sewer” vacuum trucks; chemical circulator and tanker combinations; service, towing, and personnel transportation vehicles; and mobile laboratories. We own a substantial majority of our equipment fleet and lease the remainder. We do not depend on any single supplier of equipment and have not experienced any equipment supply shortages to date.

Raw Materials

Our primary raw materials include weld wire, weld gases, cleaning chemicals and abrasive materials such as sand and garnet. Among these, weld wire constituted the largest percentage of our raw material costs in 2010. We do not depend on any single supplier for any raw materials used in our business and have not experienced supply shortages to date.

Sales and Marketing

We sell, market and provide our SRO services under the Aquilex WSI and Aquilex SMS brands. We market our Industrial Cleaning services under the Aquilex HydroChem brand. We sell our services through direct interaction with our clients, and focus on selling multiple services to each client. Our experienced sales and marketing teams have cultivated and maintained strong, long-term relationships with customers across the end markets we serve. Our sales effort is organized by segment and geographic region, with sales offices in North America and Europe, supplemented by independent sales representatives in select geographic markets that do not currently require dedicated resources. Within our SRO segment, our nuclear and non-nuclear field services sales teams focus primarily on sales to end customers and are assigned to core energy markets such as coal or refining, while our shop services sales team focuses on sales to both OEM and end customers. Our Industrial Cleaning sales team focuses on gaining new customers and on expanding opportunities with existing customers.

In order to identify new sales opportunities, we continually gather and assess market information about current and potential customer facilities that may have a need for, or benefit from, our services. In our SRO segment, we focus on scheduled maintenance, overhaul outages and new plant construction to identify and target potential customers. Additionally, we conduct ongoing needs assessments for our existing customers’ facilities. Our sales efforts highlight our ability to be productive as well as both the cost and time benefits of our services versus those of our competitors. Furthermore, our process positions us as a premier source of innovative solutions and technology in our industry. We also highlight our ability to provide bundled industrial services to our customers, offering them the option to obtain a broad range of complementary industrial services from a single source.

Licensing and Certifications

The licenses and certifications we hold are an important and, in some cases, critical element in our ability to maintain and develop customer relationships and win new customers. We hold all required state licenses in each of the states in which we do business. With respect to our SRO services, we hold the following: National Board of Boiler and Pressure Vessel Inspectors, or NBIC, and the American Society of Mechanical Engineers, or ASME, symbol stamps, which enable us to provide the following associated services:

•	NBIC “R”—repair power boilers and pressure vessels;
•	ASME “S”—manufacture and assemble power boilers;
•	ASME “U”—manufacture and assemble unfired pressure vessels;

Aquilex Holdings LLC

•	ASME “PP”—fabricate and assemble pressure piping;
•	NBIC “NR”—repair nuclear components; and
•	ASME “NPT”—fabricate nuclear components.

We would not be able to perform services in the nuclear industry without the NR and NPT stamps.

Safety Measures

In order to minimize the dangers inherent in the services we perform, we provide our workers with broad training and education and have developed comprehensive safety programs, policies and procedures. We believe that excellence in worker safety requires a comprehensive process, which begins with hiring and continues throughout the tenure of employment. Our safety programs are developed in order to meet the following primary objectives: (1) ensure the safety of our workers and our customers’ employees; (2) control insurance and claims costs; (3) satisfy customers’ increasing safety and training requirements; (4) meet increasingly stringent governmental and regulatory requirements; and (5) improve overall performance. The following safety programs are currently in place:

•	pre-employment substance abuse screening and further background investigations, if necessary, followed by a comprehensive random and reasonable-grounds driven testing process company-wide;
•	computer-based, classroom and hands-on new employee training;
•	safety-oriented engineering of tools and equipment;
•	in-service training focused on specific hazards or segments, including government mandated hazardous waste operations training for our Industrial Cleaning workers;
•

driver training and commercial license requirements for our Industrial Cleaning drivers, using a third-party process designed to elevate awareness, minimize at-risk behavior and encourage defensive skills;

•	employment of field safety personnel;
•	promulgation of safe work standards and policies and a formal process for review of unusual circumstances and deviations;
•	incentive programs and bonus elements to reward superior performance, as well as financial penalties for accidents;
•	job observation requirements;
•	collaboration with safety organizations to utilize their resources and expertise;
•	engineering and manufacturing of safety devices;
•	root cause analysis of incidents, followed by corrective actions to prevent repeat occurrences; and
•	company-wide distribution of information regarding past accidents and prevention techniques.

Safety Record and Workers’ Compensation

Safety is critical to our customers and plays a significant role in their procurement process for industrial services, making our safety record an important factor in our ability to win new customers and retain our existing customers. Our safety record is demonstrated by our low workers’ compensation experience modification rates (EMRs). The EMR, as defined by the National Council on Compensation Insurance, is one of the most widely tracked safety statistics. Through December 2010, our EMR is 0.71.

OSHA requires most companies employing more than ten individuals to record and report all cases of workplace injuries requiring certain types of medical treatment or resulting in lost work days. OSHA calculates indices to compare safety records and ultimately identify problematic activities and companies. The OSHA total recordable injury rate (TRIR) is a measure of medical treatment cases per 200,000 man-hours of work and is widely tracked by suppliers and customers in manufacturing and service industries. Through December 2010, the TRIRs for Aquilex HydroChem were 0.56, for Aquilex WSI were 0.40 and for Aquilex SMS were 1.36. Certain industry organizations, such as the National Petrochemical Refiners Association, or NPRA, provide public forums to recognize superior performance in industrial safety. To be considered for recognition by the NPRA, a service provider must have provided 20,000 employee hours of work at a refinery for an entire year with a TRIR below 1.0. For work performed in 2009 and 2010, we received 19 and 29 contractor awards, respectively, from the NPRA for meritorious safety performance.

Aquilex Holdings LLC

Service Contracts

We provide our services under time and materials or fixed-price contracts. A significant portion of our contracts in our SRO segment are fixed-price and generally specify a detailed work schedule and timetable for a given scope of services. The majority of our Industrial Cleaning services are time and materials based and performed under master services agreements and, to a lesser extent, from contracts for individual projects. Our master services agreements establish general terms and conditions and set prices on a time and materials basis, to the extent a customer elects to use our services.

Competition

The industrial services industry is highly competitive, and some of our competitors have greater financial and other resources than we have. We believe that the principal competitive factors across our segments include:

•	overall quality of service;
•	proximity to customers;
•	safety record;
•	price;
•	productivity;
•	technology;
•	ability to provide application-specific solutions;
•	workforce’s speed of response;
•	reputation; and
•	knowledge of customer plants, operations and processes.

The market for SRO services consists of three types of service providers: (1) local, small-scale providers that employ conventional, non-automated welding techniques and materials; (2) large OEMs that sell replacement components; and (3) specialty services providers like us that provide specialized and highly engineered services. Most of our competitors provide only a single line of service or serve only a limited geographic area. We do, however, have larger competitors capable of performing multiple time-sensitive and difficult projects like us, including JV Industrial Companies Ltd., Turner Industrial Group, and Repcon Inc., which provide non-nuclear field services, large OEMs such as Westinghouse Electric Corporation and Areva Group, which provide nuclear field services, and Boiler Tube of America and Steinmueller, which provide shop services.

The market for Industrial Cleaning services includes competitors of various sizes. Many of these competitors are local or regional operators servicing a limited geographic area. There are, however, three companies that have broad geographic coverage similar to our Industrial Cleaning segment: Philips Service Corporation, Veolia Environmental Services (formerly known as Onyx Industrial Services), and Clean Harbors, Inc.

Seasonality

Historically, our business has been subject to seasonal and customer-driven fluctuations in demand, particularly in our SRO segment, which is more dependent on plant outage maintenance projects than our Industrial Cleaning segment. Energy sector customers in the United States, our largest market, typically schedule plant outages in the spring or fall when demand for power and fuel is lowest. Conversely, those customers avoid scheduling plant outages during the winter and summer months. As a result, demand and consequently sales have been historically higher during the periods from March through May and again from September through November.

Governmental Regulations and Environmental Matters

Our operations are subject to various federal, state and local laws and regulations governing employee health and safety, protection of the environment, protection of the public, and motor carriers. Noncompliance with these laws and regulations could negatively impact our ability to secure contracts with customers or obtain adequate insurance at reasonable costs.

Aquilex Holdings LLC

Occupational Safety and Health Act

Our operations are subject to the requirements of the Occupational Safety and Health Act, or the OSH Act, and comparable state and local laws and regulations. Regulations promulgated under the OSH Act require employers in the industries that we serve to implement training programs, work procedures, medical surveillance systems and personnel protection programs. We have established comprehensive programs for complying with these health and safety regulations. We are also subject to inspections by OSHA and comparable state and local regulatory agencies following accidents involving our workers, as well as on a random basis at both our facilities and our customers’ facilities. These inspections seek to determine whether or not our work practices are in substantial compliance with the OSH Act.

Federal, State and Local Environmental Regulations

Our operations are subject to federal, state and local environmental regulations, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We perform substantially all of our Industrial Cleaning services at industrial process facilities owned or operated by our customers. Although no Industrial Cleaning services are performed at our branch locations, we may store chemicals at some of our branches to be transported to job sites and used in our chemical cleaning activities. In addition, we store fuel at most of our sites in above-ground storage tanks. Storage of such chemicals and fuel is subject to various federal, state and local environmental laws and regulations.

We believe that our operations do not subject us to the requirements imposed under certain environmental laws on the owners or operators of hazardous waste treatment, storage or disposal facilities and that the disposal of any toxic or hazardous materials in connection with our operations, including materials removed in connection with the performance of any of our Industrial Cleaning services, is the responsibility of our customers. We also believe that the transportation of the waste we remove from our customers’ facilities is the responsibility of our customers, except in isolated circumstances where we are required to contract with third parties to transport and dispose of such waste. In addition, as an independent contractor within our customers’ facilities, we do not believe our Industrial Cleaning activities subject us to the duties and liabilities pertaining to generators, transporters or disposers of toxic or hazardous waste.

Nonetheless, if these positions do not prevail in a legal dispute and/or as a result of a spill of hazardous materials from our transportation or other operations, we could incur substantial costs, including cleanup costs and third-party claims for personal injury or property damage. In addition, contamination has been detected at some of our current or former properties. Although we are not aware of any such properties for which we have material remedial obligations, we could incur substantial additional costs at these or other properties if additional contamination is discovered or additional cleanup obligations are imposed in the future. We also could incur fines and other sanctions as result of any violations of existing or future environmental requirements.

Department of Transportation Regulations

Some of our vehicles are subject to the regulations of the Department of Transportation, which address, among other things, proper maintenance of vehicles, driver qualification and record keeping. Certain chemicals we transport from our inventories to Industrial Cleaning job sites are considered hazardous cargo and need to be transported in accordance with routine Department of Transportation regulations. Failure to comply with these regulations could result in fines or mandated modification of our current procedures. To date, we have not been subject to any significant fines, penalties or other liabilities under these laws and regulations.

Insurance

In the normal course of business, we are subject to numerous risks associated with the safety of our workers and our customers’ employees, damage to our customers’ property or business, and environmental liability. The amount and severity of any related claims and penalties will have a direct impact on our profitability.

We currently have insurance policies covering general liability, workers’ compensation and employer’s liability, automobile liability, environmental liability and excess liability. Our insurance policies require us to pay deductibles of up to $500,000 per incident. All of these policies are in amounts

Aquilex Holdings LLC

we believe to be consistent with industry practices and provide for us to pay a deductible or self-insured retention on each claim.

Workforce

As of December 31, 2010, we had a workforce of approximately 4,000 workers, of which 1,918 worked in our Industrial Cleaning segment and 2,049 worked in our SRO segment. The number of workers in our workforce varies over the course of a calendar year due to the seasonality of our services, primarily in our SRO segment, and accordingly, the foregoing workforce numbers are based on the number of employees who have worked for us within the past 18 months. As of December 31, 2010, our SRO segment’s workforce included approximately 1,850 skilled boilermakers and pipefitters located throughout the world, whom we are able to deploy on an “as needed” basis. We employ both unionized and non-unionized workers, and our unionized workers represented 30% of our workforce as of December 31, 2010. As of December 31, 2010, approximately 3% of our Industrial Cleaning segment workers were covered by a collective bargaining agreement with the International Union of Painters and Allied Trades Union. Within our SRO segment, approximately 52% of our SRO segment workers were covered by two National Specialty Agreements—the first with the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry and the second with International Brotherhood of Boilermakers, and approximately 3% of our SRO segment workers were covered by a European Union (Government) agreement. Our union agreements renew automatically on an annual basis. However, these agreements contain a 60 day “notice of cancellation” provision.

Geographic Data

Geographic data is reported in Note 16 to the consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Item 1A.	Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our business.

Risks Related to Our Business

Our business, financial condition and results of operations have been and may continue to be adversely affected by general economic conditions and by instability and volatility in the financial markets.

The continuing effects of the recent economic downturn have led to a lack of consumer confidence, high unemployment and increased market volatility in the United States and abroad. The economic downturn has had a significant effect on our business. A continuation or worsening of adverse economic conditions could adversely affect the liquidity, businesses and financial conditions of our customers, which could in turn decrease our customers’ demand for our services.

The volume of services our customers demand from us is, in many cases, a function of the amount of activity in our customers’ facilities, which in turn is driven by, among other factors, energy demand and commodity prices. If a decrease in general economic activity causes a corresponding reduction in our customers’ plant utilization rates or similar metrics, we are likely to see decreased revenues. Many of our customers operate in industries, such as the petrochemical production and oil refining industries, that have historically been affected by recessions and other adverse conditions in the general economy and associated commodities markets. For example, the level of maintenance expenditures by our oil refining customers, including expenditures for our services, could decrease if oil prices or refinery margins were to decline. Consequently, a general or regional economic downturn or an adverse cycle in a related commodity market may result in a reduction in the demand for our services. Also, the level of maintenance expenditures by our petrochemical producing customers and their demand for our services could decrease if oil prices rise. Both effects have occurred in the recent economic downturn and have had a significant effect on our business. Furthermore, the demand for other services we provide could be affected by cost-cutting measures and project deferrals by our customers. If decreased cash flows or a reduction in available credit cause our customers to cancel or postpone such projects, our revenues will also be adversely affected.

Aquilex Holdings LLC

We experienced these negative effects on the demand for our services and our revenues, starting in late 2008 and continuing through 2010. There can be no assurance that these negative effects will not continue or worsen in future periods. In addition, there can be no assurance that an increase in general economic activity would reverse the negative effects on our business or produce operating results consistent with our operating results before the recent economic downturn.

Some of the industries we serve face particular economic challenges, which could adversely affect our business.

We serve customers in the electrical power generation industries, which have been especially affected by adverse economic conditions. The U.S. coal power market realized a significant decline in 2010 driven by low natural gas prices and reduced power demand. As a result, low utilization and power prices caused maintenance work to be delayed. Also, nuclear maintenance spending, which correlates to the number of facility outages, was down significantly in 2010.

Should these challenges continue to affect our customers, or should they grow worse, our revenues and margins could decline, and our business, results of operations and financial condition could be materially adversely affected.

Current global economic weakness may have significant effects on the financial condition or continued viability of our customers, which could adversely affect our business, operating results and financial condition.

Current global economic weakness, as well as a slow recovery period, might lead to lower demand for the products and services produced by our customers, which could result in a decrease in our customers’ profitability, or, in some cases, the insolvency of our customers. Some of our customers could file for bankruptcy protection in the future. In addition, some of our customers’ industries are undergoing significant consolidation, a phenomenon that could be hastened by adverse economic conditions. As a result, our customers might be acquired by other companies, including companies that are not currently customers of ours. Such acquisitions could adversely affect our sales.

Weakness in the United States and global economies may be prolonged as a result of continued difficulties in the credit markets, persistently high unemployment, depressed asset values or a variety of other factors, and any such prolongation may further weaken the financial position of our customers. Any loss of customers due to consolidation or bankruptcy would negatively affect our revenues and cash flows and, in some cases, could have a material adverse effect on our business, operating results and financial condition.

A deterioration in our safety record due to accidents would harm our relationships with customers, subject us to penalties and fines and make it less likely for customers to contract for our services, which could adversely affect our business, operating results and financial conditions.

Our operations subject our personnel, and sometimes our customers and others with whom we are working in close proximity, to a number of hazards, including the operation of heavy equipment, work performed on scaffolds, exposure to radioactive materials, chromium fumes, combustible gases and other dangerous materials, the use of high pressure sprays, the transportation and use of chemicals and operations at dangerous facilities. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to award service contracts. If an accident were to occur or conditions for a potential accident were to arise at one of our worksites, the affected customer would be less likely to contract for our services in the future and, in certain cases, require us to leave the worksite. Additionally, the high worker turnover that we have recently experienced in our Industrial Cleaning segment may make accidents more likely to occur.

It is possible that the number and severity of future accidents will be significant. A deterioration in our safety record, or a specific safety incident or incidents with one or more of our major customers, could materially impact our customer relationships and demand for our services, which could have a material adverse effect on our financial condition and results of operations. In addition, we could be subject to liability for damages as a result of such accidents and incur penalties or fines for violations of applicable safety laws and regulations. Existing and potential customers consider our safety record and compare it to the safety records of our competitors before they award business to us. These safety records include the OSHA calculations of TRIR for most companies employing more than ten individuals. If our TRIR or other similar measure is worse than those of our competitors, or if such measures start to decline, it will become more difficult for us to contract with customers to provide our services.

Aquilex Holdings LLC

We may suffer substantial losses as a result of claims relating to professional liability, personal injury or property damage, which may not be fully covered by our insurance.

Accidents at our worksites could result in personal injury or death to our workers, our customers or others with whom we are working in close proximity, or result in serious damage to our equipment or the property of our customers or other contractors. From time to time, our workers are involved in accidents which result in serious injuries, including fatalities. Our workforce is also subject to the risk of motor vehicle accidents because of the large fleet of vehicles used in connection with our operations. Such accidents often lead to liability claims by the affected workers and/or their families and/or by our customers. In addition, our employees may be injured by the actions of our customers, which accidents may result in a liability claim being brought against us.

Liability claims can be expensive to defend and can divert the attention of our management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, financial condition and results of operations. To protect ourselves against such casualty and liability risks, we seek to maintain insurance with third parties in amounts and against the types of risks we believe to be appropriate and consistent with industry practice. However, only a limited number of insurance providers offer coverage at rates that we consider to be reasonable for losses of the types incurred in our industry and, as a result, we may not be able to continue to maintain insurance of the types or at rates we consider reasonable or at all. Additionally, the insurance coverage we have may not be adequate to cover all losses or liabilities that we may incur in our usual operations or in the event of a catastrophic loss.

We also believe that public liability for a nuclear incident related to our work at a licensed nuclear facility would be the legal responsibility of the facility operator and that we would be indemnified under the Price-Anderson Act (or, with respect to our activities outside of the United States, comparable legislation, if any, in such other countries). The Price-Anderson Act’s indemnification provisions, however, may not apply to all liabilities that we might incur while performing services as a contractor for the nuclear energy industry. If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our business, financial condition and results of operations. If such indemnification authority is not applicable in the future, our business could be adversely affected if the owners and operators of new facilities fail to retain our services in the absence of commercially adequate insurance and indemnification. Any work-related injuries suffered by our workers are covered by our workers’ compensation liability insurance.

Our existing insurance policies require us to pay a deductible of $500,000 per incident for general liability, automobile liability and workers’ compensation liability. These high deductibles may cause us to incur significant costs and the incidence of claims against us may directly impact our profitability. If our insurance premiums or the costs of our retained claims were to rise significantly in the future as a result of an increased incidence or severity of claims or otherwise, our profitability would be adversely affected. In addition, our insurance reserves are based on estimates of claims that may not prove to be accurate.

If we fail to maintain a technological advantage over our competitors, our future performance and growth will be adversely affected.

We believe that we benefit from certain technological advantages over our competitors, such as our automated welding equipment and tooling, automated tube-cleaning procedures and specialized Industrial Cleaning tooling. While we have patent protection on some of the technology underlying many of these competitive advantages, much of our technology is not subject to patent protection and we would be unable to stop our competitors from adopting these technologies if they were able to replicate them. The replication of our technology or introduction of new competing technologies by our competitors, or the threat that they may do so, means we must continue to make further technological advancements in order to maintain a competitive advantage. A failure to make continued advances in automated welding technologies and other repair or cleaning techniques could result in our competitors being able to match or even exceed our capabilities, reducing our market share and/or negatively impacting our financial results.

Developing innovative solutions and technologies can be time consuming, costly and complex. Successful design, development and introduction of innovative solutions and technologies on a timely basis requires that we understand our customers’ needs and the potential technological solutions for such needs, identify emerging technological trends in our industry and respond effectively to technological changes by our competitors.

Aquilex Holdings LLC

Delays in completing the development, design and introduction of innovations in our services could cause our sales to decline. Furthermore, we may make substantial investments in developing innovative solutions and technologies that are not well accepted by the market. If we fail to effectively address the changing demands of customers and to maintain our competitive advantage, our business and revenues will be adversely affected.

If we fail to complete projects in a timely fashion, our customers will be less likely to hire us for future projects, we may be required to pay financial penalties, and our revenues and results of operations may be adversely affected.

We typically perform work for our customers during periods when they have stopped operations at a particular facility in order to conduct maintenance. Each day that a facility is out of production usually represents a very high opportunity cost to our customers in lost revenue. Accordingly, our ability to complete a project quickly and without delay is a key factor in our customers’ decision to award us business. If we fail to complete a project within the expected time period, the customer will be less likely to award us future business. Such delays could also harm our reputation and therefore our ability to obtain business from other customers. In addition, some of our contracts require us to pay financial penalties if we fail to complete work by a given deadline. Our payment of a financial penalty for failing to complete a project on time would reduce our profit margins, and could cause us to incur a loss on that project. Accordingly, if we fail to complete projects in a timely manner, our revenues and results of operations may be adversely affected.

We have little or no long-term commitments from our customers, which makes our results of operations dependent upon the continued award of new projects and renewal of existing contracts and limits our ability to make accurate forecasts of future results.

In the market for the work performed by our SRO segment, it is customary for customers to award contracts on a project-by-project basis. As a result, we may not sell services to certain customers in consecutive years because such services are not needed in future periods or the customer chooses another service provider or for other reasons. If we are unable to replace revenue from these customers with revenue from new customers or from other projects, our financial condition and results of operations could be materially adversely affected. Generally, it is very difficult to predict whether and when we will be awarded a new project. Many projects involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or expected market conditions, financing arrangements, government approvals and environmental matters. As a result, our results of operations and cash flows can fluctuate materially from period to period depending on the timing of such contract awards.

In our Industrial Cleaning segment, we service most of our customers under framework agreements, or master service agreements. Under these agreements, our customers are generally not required to utilize our services and they may use our services for some, but not all, of their needs. Additionally, most of our master service agreements may be terminated by our customers on short notice. We therefore typically have no or very little backlog of orders and a loss of any contract or customer could have an immediate material effect on our revenue.

Several of our large Industrial Cleaning customers have contracts with us that relate to recurring services and are renewable on a year-to-year basis. Any of these customers may elect not to renew their contracts and may use our competitors for services. We could experience a decrease in our Industrial Cleaning revenue, net income and liquidity if our customers cancel or fail to renew a significant contract or a significant number of contracts.

The lack of long-term commitments from our customers also limits our ability to make accurate forecasts of future results. This difficulty in projecting our results of operations increases the inherent risk of inaccuracies with respect to our budget process.

We may not be able to hire or contract for the skilled craft workers we depend upon in operating our SRO business, which could negatively affect our financial condition and operating results.

Our SRO segment requires highly skilled pipefitters and boilermakers. We generally do not hire these individuals for ongoing employment, but instead contract for their services on a variable, project-by-project basis. These highly skilled individuals are also able to contract for temporary work with other companies, including our competitors, during times when we do not engage them. Therefore, they may not be available to us or choose to work for us when we begin a new project. Our variable workforce travels to our customers’ sites around the world, and some of these workers may choose permanent employment that requires

Aquilex Holdings LLC

little or no travel instead of continuing to work for us. In addition, there has been a shortage of skilled pipefitters and boilermakers in the United States in recent years, and if this trend continues, our ability to hire skilled pipefitters and boilermakers could diminish and our labor costs could increase. If we fail to obtain the services of skilled craft workers, we may have difficulty performing our customers’ projects. We also expend significant resources in training our skilled craft workforce and these individuals often have knowledge of our technological advantages. If our skilled craft workers choose to work for other companies, we could lose the investment we made in training those workers and our competitors may gain access to our technology. Each of these factors could negatively affect our financial condition and operating results.

Our business is labor intensive, and increases in the cost of labor could materially affect our financial performance.

Our business is labor intensive and the availability of labor can vary depending on market conditions. If sufficient labor is not available in the future or the cost of labor rises, we may be unable to meet customer demand or our operating costs may increase, materially affecting our financial performance.

The incidence of labor disputes could materially affect our financial performance.

As of December 31, 2010, we had approximately 4,000 workers, including our variable workforce in our SRO segment. Most of our unionized workforce, which currently represents 30% of our total workforce, consists of members of our variable workforce. The members of our unionized workforce belong to the International Brotherhood of Boilermakers, the United Association of Plumbers and Pipefitters and the International Union of Painters and Allied Trades. As part of our strategy, we may expand areas of our business that are typically unionized. In addition, for some projects, our customers require us to use unionized workers, and the number of such projects could increase. As a result, we may be required to expand our unionized workforce or negotiate additional collective bargaining agreements. In addition, a unionizing movement could occur among our non-unionized workforce. An increase in the level of unionized workers may lead to increased labor costs. Additionally, strikes or work stoppages may occur, which could adversely impact our relationships with our customers and our ability to conduct our business.

We have experienced a high worker turnover rate in our Industrial Cleaning segment, resulting in increased costs to us.

The worker turnover rate in our Industrial Cleaning segment has been and continues to be high. For example, in 2010, we experienced approximately 50% turnover in our Industrial Cleaning labor workforce and in 2009, the turnover rate was 51%. Although we believe that our turnover rate is in line with our industry and is comparable to that of our competitors, it still has a significant impact on business. Our high turnover rate makes it difficult to maintain an experienced labor workforce, resulting in decreased worker productivity and a potential increase in accident rates. In addition, this high turnover rate leads to high recruitment and training costs. Continued high worker turnover would perpetuate these high costs and could restrict our ability to grow or provide our current level of Industrial Cleaning services.

We perform a variety of services at our two shop facilities and the success of these shop services depends on the demand for the products of original equipment manufacturers.

Our shop services operations primarily serve OEMs that manufacture components used in energy facilities. Generally, these OEMs ship their components directly to our shops for servicing prior to their final installation in energy facilities. The success of our shop services business depends to a large degree on the success of these OEMs. If our OEM customers were to experience a decline in demand for their products, our shop services business would suffer and our financial condition and operating results would be negatively affected.

If weld wire or certain other raw materials were to increase in price or become unavailable to us, our revenue and results of operations could be adversely affected, and our reputation and customer relationships could be harmed.

We require large amounts of weld wire to perform our welding services in our SRO segment and we purchase this weld wire from a limited number of suppliers. We do not have long-term contracts with our suppliers of weld wire for continued supply, pricing, allowances or other terms. Therefore, increased demand for, or decreased supply of weld wire, or the metals or metal alloys used to produce weld wire, could result in an increase in the price we pay for weld wire and could adversely affect our results of operations. Furthermore, if demand for weld wire or the raw materials used to produce weld wire were to increase significantly, or if the supply of weld wire were to decrease significantly, we may not be able to obtain weld wire at any price,

Aquilex Holdings LLC

and we may be unable to provide certain welding services to our customers. In such a case, our revenues and results of operations would be adversely affected, and our reputation and customer relationships could be harmed.

The market for our services experiences seasonal fluctuations in demand, which may lead to volatility in our liquidity and financial performance.

The market for our services experiences seasonal and customer-driven fluctuations in demand, particularly in our SRO segment, which is more dependent on plant outage maintenance projects than our Industrial Cleaning segment. For example, our energy sector customers in the United States typically schedule plant outages in the spring or fall when demand for power and fuel is lowest. Conversely, those customers avoid scheduling plant outages during the winter and summer months. As a result, we experience a higher volume of projects in the United States during the periods from March through May and again from September through November. The effects of seasonal fluctuations in demand for our services may lead to an inability to service all of our customers during periods of high demand, working capital constraints and lack of access to sufficient labor, since members of our variable workforce may find employment elsewhere during periods of low demand for our services. All of these factors may lead to quarter to quarter volatility in revenue and net income.

Our business depends on the levels of maintenance expenditures and capital investment of our customers, which in turn are affected by their liquidity, the cyclical nature of their markets and government regulations.

Our business depends on the levels of maintenance expenditures and, to a lesser extent, capital investment by our customers. Factors such as improved processing methods, plant closures, building or expansion of capacity overseas and industry consolidation among our customers may affect the demand for our services. Additionally, some of the services we perform are required to be performed by governmental and regulatory mandates imposed upon our customers. For example, the NRC sometimes mandates that certain repairs be performed across the nuclear industry. A European Union directive restricting the construction of new landfills has resulted in increased demand for the services of waste-to-energy facilities and, consequently, an increase in the need for maintenance at those facilities. A change in the regulatory scheme that eases these requirements could result in decreased demand for our services and have a material adverse effect on our financial condition and operating results.

Severe weather conditions and other catastrophes may cause significant fluctuations in our cash flows and revenues.

Many of our customers’ facilities are located in areas, such as the U.S. Gulf Coast, that are prone to hurricanes, tropical storms and other severe weather conditions. These weather events may cause damage to our customers’ facilities or interrupt our ability to perform work on those facilities. For example, as a result of damage caused by Hurricanes Ike and Gustav in 2008, several of our Industrial Cleaning customers’ facilities were closed and we were unable to perform our services for a period of several weeks. A severe weather event or other catastrophe, particularly one that affects a large region containing a number of different customer facilities, could have a material adverse effect on our cash flows and results of operations.

In the course of performing our services, we could be subject to certain liabilities in the event of a spill, discharge or release of chemical or other hazardous materials and such liabilities could adversely affect our reputation, our ability to obtain insurance on commercially reasonable terms, and our financial condition and results of operations.

We perform almost all of our Industrial Cleaning services at industrial process facilities owned by our customers. All hazardous and non-hazardous chemicals and waste we use and handle pursuant to our services at customer facilities is disposed of by the customer using the customer’s waste disposal facilities, customer-contracted third parties or third parties we contract with on isolated occasions. Although we believe our activities do not subject us to the duties or liabilities pertaining to generators of hazardous waste or to owners and operators of hazardous waste treatment, storage or disposal facilities, this position may not prevail in a legal dispute.

We transport hazardous waste within or between customer facilities for disposal by the customer at their facility. In addition, for chemical cleaning jobs, we may transport hazardous chemicals from one of our branch locations to the customer’s job site or unused hazardous chemicals back to our branch location. We could be subject to liability for personal injuries or damages to property in the event of any spill, release or discharge of such toxic chemicals or hazardous wastes during transportation or in the performance of our services. Furthermore, we could be subject to liability under applicable environmental statutes and regulations in the event of a spill, discharge or release of chemical or other hazardous materials at one

Aquilex Holdings LLC

of our branch locations or at a customer location, which could have a material adverse effect on our reputation, our ability to obtain insurance on commercially reasonably terms, and our financial condition and results of operations. It is possible that actual expenditures to address these or other known or reasonably suspected environmental liabilities that may arise in the future will exceed estimated costs, or that other, unidentified environmental liabilities exist.

Our business, and the business of our customers, is subject to a variety of laws and regulations, including health and safety, environmental and transportation laws and regulations, that may subject us to liability and adversely affect the cost, manner or feasibility of our doing business, as well as demand for our services.

The industrial services we provide involve exposure to potentially hazardous conditions. Our operations are subject to various federal, state and local laws and regulations, including those governing employee health and safety, protection of the environment and natural resources, and protection of the public and motor carriers. These laws and regulations can impose substantial sanctions for violations or other substantial environmental liabilities or necessitate operational changes that limit our ability to provide services in a cost-effective manner.

Under these laws and regulations, we could be subject to or liable for:

•	personal injuries due to workplace hazards and exposure to hazardous materials;
•	governmental sanctions, such as fines and penalties;
•	modification of our current procedures;
•	property and natural resource damages; and
•	remediation, clean-up costs and other environmental damages.

Although we believe we are in substantial compliance with all applicable laws and regulations, it is possible that we will incur penalties or fines for violations or will otherwise be subject to liability under such laws and regulations. In addition, it is possible that the costs to comply with existing laws or regulations, as currently interpreted or as may be reinterpreted in the future, or future laws or regulations, including changes in existing laws or regulations, will harm our business, results of operations and financial condition. We may be required to incur large and unanticipated expenses or to make capital expenditures to comply with such laws and regulations. Non-compliance with any of these laws and regulations also could negatively impact our ability to secure contracts with customers and obtain adequate insurance at reasonable costs. Any of these factors could have a material adverse effect on our financial condition and results of operations.

Our customers are also subject to a variety of laws and regulations, including health and safety, environmental and transportation laws and regulations. A revision in any laws or regulations resulting in less stringent regulation of our customers could result in a decrease in demand for some of our industrial services, as some of these services are utilized by our customers to maintain compliance with laws and regulations. Such decreased demand may have an adverse effect on our financial condition and results of operations.

Our business may be materially adversely affected if we lose certain required certifications, licenses and permits.

The certifications and licenses that we hold for the various services we perform are in some cases critical to our ability to maintain existing customer relationships and to win new customers. The provision of our SRO services to the nuclear industry, in particular, is subject to significant regulation and requires us to obtain government permits and approvals and requires our customers to be properly licensed. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect our operations by temporarily suspending our activities or curtailing our work and may subject us to penalties and other sanctions. Although existing licenses are routinely renewed by the NRC, state regulators and the Canadian Nuclear Safety Commission, renewal could be denied or jeopardized. We also hold certifications from the National Board of Boiler and Pressure Vessel Inspectors, the American Society of Mechanical Engineers and various provincial regulators in Canada, some of which are required in order for us to perform services in the nuclear industry. See “Item 1. Business—Licensing and Certifications.” If we fail to obtain a required certification, license or permit for a new procedure, we will be unable to perform that procedure, and our competitors may gain a competitive advantage over us. As a result, we could lose existing customers or fail to gain new customers, and our business, financial condition and results of operations could be materially adversely affected.

Aquilex Holdings LLC

Acquisitions and new joint ventures may expose us to significant risks and may not be successful.

We may make acquisitions or enter into new joint ventures in order to provide new services and to expand our operations into new geographic regions. For example, in the second quarter of 2010, we entered into a joint venture agreement with a Saudi Arabian company, and are in the advanced stages of setting up a business in the Middle East. This venture, which is part of our pursuit of opportunities relating to refining, petrochemical and power generation business in the Middle East, received approval and certification by the Saudi government in February 2011. Any such acquisitions or joint ventures may involve additional or increased risk and may cause us to incur costs or liabilities without realizing the desired results of such transactions. Integrating acquisitions is often costly, and delays or other operational or financial problems may result that interfere with our operations and divert management’s attention and our resources. If we fail to implement proper overall business controls for companies we acquire or for our joint ventures, or if we fail to successfully integrate these acquired companies or joint ventures in our processes, our financial condition and results of operations could be adversely affected. Additionally, any future acquisitions or joint ventures would require capital, which we may not be able to obtain on terms satisfactory to us or at all.

It is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions or joint ventures and that such acquisitions or joint ventures may not be successfully completed, or that we may incorrectly anticipate expenses or liabilities. Such failures may have a material adverse effect on our future growth or results of operations.

We may incur non-cash impairments to intangible assets or long-lived assets, which would reduce our net income.

In accordance with the provisions of Accounting Standards Codification (ASC) 350, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We perform the annual impairment testing for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. In addition, in accordance with the provisions of ASC 360, we test long-lived assets for impairment if a triggering event occurs. The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. During 2010 and 2009, we recorded impairment charges of $158.7 million and $44.1 million, respectively, driven by a reduction in expected future cash flows by one of our reporting units as a result of a decline in demand for maintenance, repair and overhaul services.

In view of the general economic downturn in some industries we service, we may be required to take additional material non-cash impairment charges relating to our operations.

On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If a test of our goodwill for impairment indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which the determination is made. Significant negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, could result in additional significant write-downs and impairment charges. If we make changes in our business strategy or if market or other conditions adversely affect our business, we may be forced to record an impairment charge, which would lead to a decrease in our assets and a reduction in our net income or an increase in our net losses. If we are required to record additional impairment charges, this could have a material adverse effect on our results of operations.

We face significant competition from other service providers, which may limit our ability to maintain or increase our market share and put pressure on our margins.

The industrial services industry is highly competitive. We believe that the principal competitive factors in our business are: overall quality of service, proximity to customers, safety record, price, productivity, ability to provide application-specific solutions, workforce’s speed of response, reputation and knowledge of customer plants, operations and processes. We compete with a number of companies in substantially all of the regions in which we operate and some of our competitors may be stronger than us in certain service areas. Many of these competitors are local or regional operators servicing customers with whom they

Aquilex Holdings LLC

have long-term relationships. Other competitors are larger companies with broader geographic coverage. Some of these larger competitors have greater financial resources than we do and may be willing to sustain losses on certain projects in order to protect their market share and discourage new entrants.

Future service line or geographic expansion by our competitors could potentially increase competition for us, and may result in a decrease in our market share with respect to some or all of our services. In addition, there are many providers of complementary industrial services that do not currently compete with us with respect to any of the services that we provide. If those companies were to expand their service offerings to include services that compete with ours, it could result in a decrease in our market share for those services.

As a result of these competitive pressures, we may be limited in our ability to maintain existing customer relationships and to attract new customers, which could adversely affect our market share and revenues.

The failure to correctly estimate costs for our projects could result in reduced profitability.

We provide most of our SRO services on a fixed-price basis, with the remainder performed on a time and materials basis. In our Industrial Cleaning segment, we provide most of our services on a time and materials basis but also utilize fixed-fee contracts. Our contracts generally do not provide for price adjustments related to inflation or other factors and in our Industrial Cleaning segment we generally commit to pricing terms for periods between one and three years. Under our fixed-price and fixed-fee contracts, and, to a lesser extent, under our time and materials contracts, we are required to estimate our cost for labor, materials and other items, often significantly before the commencement of work. If we underestimate such costs or required level of activity, our actual costs may be significantly higher than the agreed fees, which would result in a loss to us. Under most of our fixed-price and fixed-fee contracts and some of our time and materials contracts, we are unable or limited in our ability to pass higher fuel costs through to our customers. The current volatility in fuel prices could harm our ability to recover our fuel costs and could also create greater difficulty in estimating such fuel costs. We are sometimes required to obtain equipment from third parties. We may encounter difficulties in obtaining this equipment on a timely basis, or the equipment may fail to perform as expected. In such cases, we may incur additional, unexpected costs in procuring alternate equipment. We may also encounter unforeseen difficulties that increase our scope of work or make its completion more difficult. In such circumstances, if we are unable to get the customer to agree to a change order with a significant increase in price, we may suffer a loss on that contract. The incurrence of unexpected costs or other errors in estimating project costs may therefore negatively impact our financial condition and results of operations. Additionally, under certain fixed-fee contracts, we are paid a fixed monthly fee regardless of the amount of work performed, but may incur costs in excess of this fee. Accordingly, the failure to correctly estimate costs could result in reduced profitability and we may experience variations in earnings from these agreements from quarter to quarter.

As a result of performance failures on the part of our third-party suppliers, we may encounter difficulties during the course of performing our contracts that may result in damage to our reputation and customer relationships.

Some of our projects require us to obtain machinery, equipment, materials and services from third parties, which we may be unable to obtain on a timely basis or which may not perform as expected. These performance failures and other factors, some of which are beyond our control, may result in delays, which could damage our customer relationships and our reputation.

The loss of members of our management team, project managers or supervisors could have an adverse effect on our business.

The successful implementation of our strategies and handling of other issues integral to our success depend, in part, on our executive management team. The loss of certain members of our management team could have an adverse effect on our business. In addition, the success of our business and activities integral to our operations will depend, in part, on our ability to attract and retain experienced managers and other professionals. In particular, we rely on our project managers to properly plan and execute complex projects, and on our supervisors, who typically have relationships with the skilled workforce that we employ in our SRO segment. The loss of our project managers or supervisors could adversely affect our ability to plan, execute and staff our SRO projects and ultimately our revenues and profitability.

Aquilex Holdings LLC

Economic, political and other risks associated with international operations could adversely affect our business.

A portion of our operations are conducted and located outside the United States. In 2010, approximately 18% of our revenues were generated from work performed outside of the United States. Therefore, our business is subject to risks associated with doing business internationally. For example, we conduct business in certain South American countries, and have faced difficulties in obtaining prompt payment for our services and our workers have in some instances experienced travel restrictions. If such events were to occur in the future, it could adversely affect our results of operations and revenues. We have also begun to expand our operations into the Middle East. The differing legal, political, social and regulatory requirements and economic conditions specific to the countries or regions in which we operate could materially adversely affect our financial performance. Risks associated with our international operations:

•	difficulty in enforcing agreements through differing legal systems;
•	taxes, tariffs or restrictions on trade and investment, including currency exchange controls;
•	restrictions on our ability to repatriate earnings;
•	difficulty in enforcing intellectual property rights;
•	high rates of inflation;
•	increased costs of transportation or shipping;
•	risk of nationalization of private enterprises;
•	changes in general economic and political conditions; and
•	compliance with and changes in laws or regulatory requirements, including those governing environmental protection.

Our growth strategy includes expansion into new and existing international markets, and we expect that our operations outside the United States will account for a larger portion of our revenue in the future. As a result, each of the foregoing risks is likely to take on increased significance.

Fluctuations in currency exchange rates could adversely affect our financial results.

We perform our SRO services in many countries throughout the world. When we provide services in foreign countries, we generally charge the customer in the currency of the country in which the work is performed. However, most of the costs we incur in performing these services, including most of the cost of paying our variable workforce, are denominated in U.S. dollars. We have therefore benefitted from the recent decline in the value of the U.S. dollar in relation to many other major currencies, including the euro. If the U.S. dollar were to increase in value against other currencies, our revenue from these overseas projects, converted into U.S. dollars, might decrease, and our results of operations would be adversely affected.

As a result of our rebranding effort, our existing and potential customers, industry vendors, recruiting candidates and investors may not recognize our new brand names, which could adversely affect our business.

During 2009, we changed our “WSI” brand name to “Aquilex WSI,” our “SMS” brand name to “Aquilex SMS” and our Industrial Cleaning services brand name from “HydroChem” to “Aquilex HydroChem.” Since we previously marketed our business under the former names above, certain existing and potential customers, industry vendors and market participants may not recognize our new brand names, and this may make it harder for us to maintain and develop our customer base, at least during an initial transition period. Our brand name changes also may affect our ability to recruit qualified personnel. We cannot predict the impact of these changes on our business. If we fail to build strong new brand recognition, our revenue and profitability may decline and our business prospects may suffer.

The loss of Structural Integrity Associates, Inc., a key subcontractor, could adversely affect our SRO business.

The engineered services portion of our nuclear services business within our SRO segment is dependent upon Structural Integrity Associates, Inc. for non-destructive testing and other services. If this subcontractor were to terminate its relationship with us or face financial difficulties, then this portion of our nuclear services business would be adversely affected during the transition to another provider, given the limited availability and uniqueness of companies performing these highly specialized services.

Aquilex Holdings LLC

A failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and other technology is important to our business and to developing and maintaining our competitive position. We mainly rely on know-how and trade secrets and to some extent on patent, trademark and copyright laws, as well as judicial enforcement to protect such processes, methods and technologies. Our intellectual property could be challenged, invalidated, circumvented or rendered unenforceable. Failure to protect our existing intellectual property rights may result in the loss of valuable processes, methods and technologies.

Our standard employment forms entered into by our permanent employees generally include clauses requiring such employees to assign to us all inventions and intellectual property rights they develop in the course of their employment and to agree not to disclose our confidential information. Despite our efforts, which includes confidentiality agreements from some of our third-party collaborators, our know-how and trade secrets could be disclosed to third parties, which could cause us to lose competitive advantages which have resulted from such know-how or trade secrets. For example, these agreements could be breached, and therefore they may not provide adequate protection. In addition, we generally do not enter into confidentiality agreements with our variable workforce that we hire in large numbers on an “as needed” basis.

Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and expertise. Others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our internal procedures or confidentiality agreements to protect our processes, methods, technology, trade secrets and proprietary expertise could have an adverse effect on our business by jeopardizing our ability to prevent others from using our critical intellectual property. In addition, effective intellectual property protection may be limited or unavailable in some foreign jurisdictions where we may pursue operations.

The public perception of nuclear power and radioactive materials can have a material adverse impact on our nuclear field service customers and us.

Nuclear field services make up a significant portion of our business, and the public perception of the risks associated with nuclear power facilities can affect our business. Opposition by third parties to particular projects can delay or prohibit the construction of new nuclear power plants and can limit the operation of nuclear reactors or the handling and disposal of radioactive materials. Adverse public opinion in relation to nuclear power, including that which may arise from controversies over the storage of radioactive materials or from an incident involving the discharge of radioactive materials, could directly affect our customers and indirectly affect our business. The recent nuclear accident in Japan, in which several reactors and spent fuel pools at a nuclear power plant released significant amounts of radioactive materials into the environment, with consequences that are still unknown but which may be severe, could contribute to an increase in negative public opinion regarding nuclear power. Adverse public reaction also could lead to increased regulation or outright prohibition, limitations on the activities of our customers, more onerous operating requirements or other conditions that could have a material adverse impact on our customers and our business.

The elimination or any modification of the Price-Anderson Act’s indemnification authority, or the occurrence of incidents not covered under Price-Anderson Act indemnification, could have adverse consequences for our nuclear services business.

The Atomic Energy Act of 1954, as amended, or AEA, comprehensively regulates the manufacture, use and storage of radioactive materials. Section 170 of the AEA, which is known as the Price-Anderson Act, supports the nuclear services industry, under certain circumstances, by offering broad indemnification to commercial nuclear power plant operators for liabilities arising out of nuclear incidents at power plants licensed by the NRC. That indemnification protects not only the NRC licensee, but also companies like us that work under contract for a licensed power plant. The indemnification authority of the NRC under the Price-Anderson Act was extended through 2025 by the Energy Policy Act of 2005.

If an incident or evacuation is not covered under Price-Anderson Act indemnification, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. If such indemnification authority is eliminated, modified in any way or otherwise not applicable in the future, our nuclear field services business could be adversely affected in the absence of commercially adequate insurance, contract bonding and indemnification.

Aquilex Holdings LLC

Risks Associated With Our Indebtedness

We have a significant amount of debt, including variable interest rate debt, which can adversely affect our financial health, and we may not have sufficient cash flow to meet our debt service obligations.

As of December 31, 2010 our outstanding long-term debt net of current portion and original issue discount (OID) was $377.4 million. Our level of debt has certain consequences, including the following:

•	we may have difficulties borrowing money in the future for acquisitions, operating or other purposes;
•	we will need to use a portion of the cash we earn to pay principal and interest on our debt, which will reduce the amount of money we have to finance our operations and other business activities;
•	we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage due to our limited relative financial flexibility;
•	we may be more vulnerable to economic downturns and adverse developments in our industry;
•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	we are vulnerable to interest rate fluctuation risk with respect to a significant portion of our financing obligations, which could lead to an increase in interest expense.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and government regulation. We cannot be certain that our cash flows will be sufficient to allow us to pay the principal and interest on our outstanding debt and meet our other obligations. As such, we may need to sell assets or borrow more, and we may be required to refinance all or part of our existing debt. In light of the significant instability in credit markets since 2008, it may not be possible to refinance our existing debt or incur additional debt on acceptable terms, if at all, and we may not be able to sell assets or take other steps to meet our obligations under our Credit Agreement, our senior notes or our other indebtedness.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, including the covenants contained in our Credit Agreement, we would be in default under the terms of the agreements governing such indebtedness. In the event of a default under our Credit Agreement:

•

the lenders under our Credit Agreement could elect to terminate their commitments thereunder, declare all the outstanding loans thereunder to be due and payable and, if not promptly paid, institute foreclosure proceedings against our assets;

•	even if those lenders do not declare a default, they may be able to cause all of our available cash to be used to repay their loans; and
•	such default could cause a cross-default or cross-acceleration under our other indebtedness.

In 2010 and the first quarter of 2011, we obtained an amendment to our financial ratio covenants for the purpose of providing additional operational and financial flexibility, including additional headroom under the financial covenants under the Credit Agreement. We may be required to do so again in the future, and there can be no certainty that such amendment or waivers would be forthcoming. If we were required to seek an amendment or waiver of our financial ratio covenants and were unable to obtain one, we would default under our Credit Agreement. As a result of such default and any actions the lenders may take in response thereto, we could be forced into bankruptcy or liquidation.

Aquilex Holdings LLC

Our Credit Agreement and the indenture governing our senior notes contain covenants that could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Our Credit Agreement and the indenture governing our senior notes contain covenants that restrict certain of our activities. These covenants restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments;
•	incur additional debt or issue certain disqualified stock and preferred stock;
•	incur liens on assets;
•	merge or consolidate with another company or sell all or substantially all of our assets;
•	enter into transactions with affiliates;
•	make certain investments;
•	allow to exist certain restrictions on the ability of restricted subsidiaries to transfer assets;
•	change the nature of our business; and
•	enter into sale and lease-back transactions.

Our Credit Agreement also requires us to maintain certain financial ratios. As a result of these requirements, we are limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully execute our strategy and operate our business.

Our Credit Agreement contains highly restrictive covenants with respect to performance bonding, international expansion and capital expenditures which may limit our ability to execute our business strategy and take advantage of market opportunities, which in turn could adversely affect our operations and our financial performance.

Performance Bonding. The sale of our services to certain customers may require contract performance bonding. Insurance bonding requirements often require collateral of 100% of the contract amount. The collateral and bonding requirements could limit the number and size of projects requiring bonds that we undertake. In addition, our Credit Agreement limits the amount of contract bonding we can obtain. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond our financial capability, the failure to obtain contract bonding could have a material adverse effect on our financial condition and results of operations.

International Expansion. Our management intends to pursue opportunities in Canada, Europe, the Middle East and Asia. In many cases, the success of this strategy may be influenced by our ability to transfer assets and personnel to subsidiaries formed, or that we may form, in such jurisdictions. Our Credit Agreement contains covenants that may make it difficult for us to transfer such assets or personnel to any such foreign subsidiaries. Such limits place us at a competitive disadvantage to our competitors who are not subject to similar limits and could have a material adverse effect on our financial condition and results of operations.

Capital Expenditures. Continued growth and operation of our business depends in part on our ability to make capital expenditures. Our Credit Agreement contains covenants that limit the amount of capital expenditures that we may make in a given year. For 2011, we will be limited to aggregate capital expenditures not to exceed the greater of (i) $25 million and (ii) 25% of our consolidated adjusted EBITDA (as defined in the Credit Agreement) in any fiscal year, provided that any unused amounts in one fiscal year may be carried over to the next year. Such limits place us at a competitive disadvantage to our competitors who are not subject to similar limits and could adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not Applicable

Aquilex Holdings LLC

Item 2.	Properties

The following table describes material facilities owned or leased by us as of December 31, 2010.

Location	Square Feet	Segment	Use	Owned or Leased
Atlanta, Georgia	14,325	Corporate	Headquarters	Leased
Norcross, Georgia	159,641	SRO	Office/Shop Facility	Leased
Norcross, Georgia	15,081	SRO	Office	Leased
Clearwater, Florida	19,800	SRO	Office/Shop Facility	Leased
St. Petersburg, Florida	25,000	SRO	Office/Shop Facility	Leased
Radom, Poland	24,319	SRO	Office/Shop Facility	Leased
Hellevoetsluis, The Netherlands	30,785	SRO	Office/Shop Facility	Leased
Deer Park, Texas	90,000	Industrial Cleaning	Office/Shop Facility	Leased
Canal Fulton, Ohio	7,650	Industrial Cleaning	Office/Shop Facility	Owned

Item 3.	Legal Proceedings

The Company is a defendant in various lawsuits arising in the normal course of our business. Substantially all of these suits are being defended by the Company, its insurance carriers or other parties pursuant to indemnification obligations. The Company believes most of the claims covered by insurance will be resolved at or for less than the applicable deductibles and that any liability in excess of a deductible will not exceed the limits of the applicable insurance policies. Although the results of litigation cannot be predicted with certainty, the Company believes adequate provision has been made for substantially all of the outstanding claims and the final outcome of any pending litigation will not have a material adverse effect on our consolidated financial position or results of operations.

Teck Cominco Metals Ltd. v. WSI, et al. The Company is named as a defendant in this suit filed in the Supreme Court of British Columbia, Canada, in which the plaintiff alleges that a boiler explosion it experienced in 2004 was the result of a water leak caused by allegedly negligent fabrication work performed by defendant Foster Wheeler Pyropower, Inc., or allegedly negligent repair work subsequently performed by WSI in 1998, 1999 or 2002. The plaintiff alternatively alleges that WSI negligently failed to alert it to the hazardous condition of the boiler. The plaintiff claims damages of approximately $28 million. WSI’s insurer has been notified about this litigation and is funding the defense costs. Discovery in this matter commenced in April 2008 and is ongoing. The Company obtained evidence that the leak in question may have been caused by a third party, and joined such third party as well as other potentially responsible parties as defendants in this litigation. The Company intends to vigorously defend this matter and does not believe a loss is either probable or reasonably estimable.

Item 4.	Removed and Reserved

Aquilex Holdings LLC

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Price of and Dividends on Registrants’ Common Equity and Related Stockholder Matters

There is no established public trading market for our common equity. All of the issued and outstanding membership interests in Aquilex Holdings are held by Aquilex Acquisition Sub. Aquilex Acquisition Sub is a 100% owned subsidiary of Aquilex Holdco. Aquilex Holdco was formed to enable certain members of the management of Aquilex to continue to invest in Aquilex through a roll-forward of their equity interests. The sole general partner of Aquilex Holdco is Aquilex Holdco GP, LLC, the sole member of which is an affiliate of Teachers’. Of the limited partnership interests of Aquilex Holdco, 98.5% are indirectly held by an affiliate of Teachers’ and approximately 1.5% are held by certain members of executive management and board members of Aquilex Corporation. Aquilex Finance Corp. is a 100% owned Subsidiary of Aquilex Corporation. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Report.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. We derived our selected historical consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 from our consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included elsewhere in this Report. Our selected historical consolidated financial data as of December 31, 2008 (successor), December 31, 2007 (predecessor 2) and December 31, 2006 (predecessor 1) and for the periods December 15, 2008 to December 31, 2008 (successor), and January 1, 2008 to December 14, 2008 (predecessor2), January 31, 2007 to December 31, 2007 (predecessor 2), January 1, 2007 to January 30, 2007 (predecessor 1), and for the year ended December 31, 2006 (predecessor 1) have been derived from our audited consolidated financial statements not included in this Report.

As a result of our acquisition by affiliates of Harvest Partners in January 2007 and by affiliates of Teachers’ in December 2008, our selected financial data is presented on a predecessor and successor basis. We refer to Aquilex Corporation, as it existed prior to our acquisition by affiliates of Harvest Partners on January 31, 2007, as “predecessor 1.” We refer to Aquilex Holdings, for the period from January 31, 2007 until December 14, 2008 (the day before the Teachers’ Acquisition), as “predecessor 2.” We refer to Aquilex Holdings, for the period from and after December 15, 2008, as the “successor.”

The predecessor 1 period balance sheets reflect the accounting basis in our assets and liabilities existing prior to January 31, 2007, the predecessor 2 period balance sheets reflect the basis in our assets and liabilities resulting from our purchase by affiliates of Harvest Partners and the successor period balance sheets reflect the basis in our assets and liabilities resulting from our purchase by affiliates of Teachers’. The consolidated results of operations for the year ended December 31, 2007, which we refer to as “combined,” were derived by adding together the results for the predecessor 1 period and the predecessor 2 period for such year as presented in our audited financial statements. The consolidated results of operations for the year ended December 31, 2008, which we also refer to as “combined,” were derived by adding together the results for the predecessor 2 period and successor period for such year as presented in our audited financial statements. The presentation of financial information for the combined periods in this Annual Report on Form 10-K may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization. The combined data are not presented in accordance with GAAP, however, we present the combined financial data because we believe it provides the clearest and most meaningful means by which we can discuss our financial results across historical periods. The combined data allows for comparative full year results rather than the specific periods for predecessor 1, predecessor 2 and successor which do not facilitate such comparison.

Our selected financial data are not necessarily indicative of our future performance. The data provided in this table are only a summary and do not provide all of the data contained in our financial statements. Accordingly, this table should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes contained elsewhere in this Report and the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Aquilex Holdings LLC

		2007 Periods			2008 Periods
	Predecessor 1	Predecessor 1	Predecessor 2	Combined	Predecessor 2	Successor	Combined	Successor	Successor
	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007	January 31, 2007 through December 31, 2007	Year Ended December 31, 2007	January 1, 2008 through December 14, 2008	December 15, 2008 through December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
				(Unaudited)			(Unaudited)
				($ in thousands)
Consolidated Statement of Operations

Revenues	$171,894	$8,910	$382,960	$391,870	$564,487	$14,684	$579,171	$480,905	$461,752
Cost of revenue, exclusive of depreciation	129,632	7,232	263,602	270,834	378,084	10,283	388,367	315,706	320,696
Depreciation	5,328	490	17,288	17,778	24,359	966	25,325	21,182	17,827

Gross profit	36,934	1,188	102,070	103,258	162,044	3,435	165,479	144,017	123,229

Operating expenses
Selling, general and administrative expense	18,961	2,308	59,529	61,837	101,274	3,388	104,662	84,757	72,697
Business sale costs	-	13,752	-	13,752	51,820	576	52,396	-	-
Depreciation and amortization	686	20	13,339	13,359	16,082	888	16,970	20,670	19,531
Impairment charges	-	-	-	-	-	-	-	44,147	158,652

Total operating expenses	19,647	16,080	72,868	88,948	169,176	4,852	174,028	149,574	250,880

Other income (expense)
Interest expense, net	(1,662)	(283)	(29,013)	(29,296)	(38,719)	(1,452)	(40,171)	(34,243)	(43,012)
Interest expense, related party	-	-	-	-	-	(984)	(984)	(23,376)	-
Loss on extinguishment of debt	-	-	(5,107)	(5,107)	(7,362)	-	(7,362)	(4,219)	(24,424)
Other, net	(21)	(267)	2,047	1,780	(797)	(47)	(844)	384	(134)

Total other income (expense)	(1,683)	(550)	(32,073)	(32,623)	(46,878)	(2,483)	(49,361)	(61,454)	(67,570)

Income (loss) before income tax provision (benefit)	15,604	(15,442)	(2,871)	(18,313)	(54,010)	(3,900)	(57,910)	(67,011)	(195,221)

Income tax expense (benefit)	5,543	(5,076)	(178)	(5,254)	(9,214)	(378)	(9,592)	(10,946)	(48,494)

Income (loss) from continuing operations	$10,061	$(10,366)	$(2,693)	$(13,059)	$(44,796)	$(3,522)	$(48,318)	$(56,065)	$(146,727)

Discontinued operations
Loss from discontinued operations, net	(4,467)	(120)	-	(120)	-	-	-	-	-

Net income (loss)	$5,594	$(10,486)	$(2,693)	$(13,179)	$(44,796)	$(3,522)	$(48,318)	$(56,065)	$(146,727)

Aquilex Holdings LLC

					Predecessor 1	Predecessor 2	Predecessor 2	Successor	Successor
					December 31,
					2006	2007	2008	2009	2010

Balance Sheet Data:
Cash and cash equivalents, excluding restricted cash					$25,904	$20,084	$21,054	$11,252	$8,689
Total assets					208,430	711,844	963,110	865,746	669,036
Working capital					34,035	76,881	68,506	56,327	53,454
Long-term debt, including current portion (net of original issue discount)					17,736	399,435	374,673	373,716	379,237
Total member’s equity					141,956	183,788	393,924	338,382	192,758

	2007 Periods				2008 Periods
	Predecessor 1	Predecessor 1	Predecessor 2	Combined	Predecessor 2	Successor	Combined	Successor	Successor
	Year Ended December 31, 2006	January 1, 2007 through January 30, 2007	January 31, 2007 through December 31, 2007	Year Ended December 31, 2007	January 1, 2008 through December 14, 2008	December 15, 2008 through December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
				(Unaudited)			(Unaudited)

Consolidated Statement of Cash Flows:
Net cash provided by (used in) operating activities	$8,363	$(8,669)	$25,724	$17,055	$45,366	$10,332	$55,698	$32,777	$27,351
Net cash provided by (used in) investing activities	12,822	(33)	(421,104)	(421,137)	(18,724)	(336,671)	(355,395)	(20,857)	(10,653)
Net cash provided by (used in) financing activities	(25,158)	-	417,358	417,358	4,024	347,393	351,417	(21,164)	(19,812)

Aquilex Holdings LLC

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements” in Item 1 of the Report. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this annual filing.

We are a leading global provider of critical maintenance, repair, overhaul and industrial cleaning solutions to the energy industry. We combine our proprietary technology, specialized equipment fleet, skilled workforce and project management expertise to provide a broad range of complementary industrial services. These services are often mandatory and recurring in nature and are essential for optimizing the operating efficiency, utilization, profitability and safety of our customers’ facilities. Through our divisional and branch offices in the United States and Europe, we provide our services to a diverse global base of over 600 customers, primarily in the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries. Our customer relationships have extended over many years.

We operate our business in two segments:

Specialty Repair and Overhaul (53.0% of 2010 revenues). Our SRO services include welding repair, erosion and corrosion protection and specialized construction services, including component repair. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. In 2010, we completed 724 projects. Approximately 69.6% of the 2010 revenues of our SRO segment were generated from customers located in North America.

Industrial Cleaning (47.0% of 2010 revenues). Industrial cleaning is critical to maintaining plant efficiency and safety, typically cannot be deferred by customers for long periods of time and constitutes an essential component of our customers’ regularly scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine, daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 76 service locations, 58 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our customers retain ownership of the resulting waste at all times.

Components of Revenues and Expenses

Discussion of Key Line Items in Our Consolidated Income Statement

Revenues

We generate revenues in our SRO segment primarily under short-term, project-based contracts. A significant portion of these contracts are fixed-price contracts that set forth the scope of services to be performed at pre-agreed pricing and include a detailed work plan and timetable, although most include automatic pricing adjustments to account for changes in the price of weld wire, the primary material input we use in carrying out projects. We generally recognize revenues upon completion of the project under the completed contract method for short-term contracts or, for longer-term contracts and to the extent the contract specifies the achievement of certain milestones, under the percentage-of-completion method. We also perform services under time and materials contracts, and we recognize revenue under these contracts as services are performed. See “—Significant Accounting Policies—Revenue Recognition.”

Aquilex Holdings LLC

Revenues in our SRO segment fluctuate from period to period due to a number of factors:

Scope and timing of contract awards. Our SRO services are project-based and variances in the number and size of new contracts awarded from period to period impact our revenues. The volume of change orders, which involve a change in the scope of a particular project after a contract has been awarded, also affects our revenues. In most cases, change orders involve an increase in the scope of our services, so a high volume of change orders will tend to drive higher revenues.

Service deferrals. Our customers may defer project work in certain circumstances. Although this sometimes happens during periods of high demand for our customers’ products (such as when energy demand is high), we have recently experienced deferrals during periods of low demand. As a result of cost pressures, some of our SRO customers have deferred project work, allowing them to conserve short-term cash at the cost of additional deterioration of equipment and reduced plant life. In light of the long-term consequences of such an approach, we do not expect such deferrals to persist over the long term.

Seasonal factors. Demand for our SRO services typically experiences moderate seasonal fluctuations, since our SRO services consist primarily of maintenance and repair projects that occur during plant shutdowns or involve outage maintenance. This seasonality is especially pronounced for our customers in the energy industry. As a result, SRO revenues tend to increase in the spring and fall months, when energy demand is lowest, and decrease in the summer and winter months, when energy demand is high and generating plants are running at or close to capacity.

In our Industrial Cleaning segment, we generate revenues primarily through work we perform under master services agreements and, to a lesser extent, under contracts for individual projects. Master services agreements, which account for a substantial majority of our Industrial Cleaning revenues, establish general terms and conditions for our engagement and generally set prices on a time and materials basis. Under our master services agreements, our customers do not commit to use our services and may use our services for only some of their needs. We recognize revenue under these contracts as services are performed. With respect to both fixed-fee and time-and-material contracts, we generally commit to pricing levels for periods which typically range from one to three years, with limited or no sharing of the risk of cost increases. See “—Significant Accounting Policies—Revenue Recognition.”

Revenues in our Industrial Cleaning segment fluctuate from period to period due to a number of factors:

Service deferrals. Our customers may defer project work in certain circumstances. Although this sometimes happens during periods of high demand for our customers’ products (such as when energy demand is high), we have recently experienced deferrals during periods of low demand. As a result of cost pressures, some of our Industrial Cleaning customers have deferred project work, allowing them to conserve short-term cash at the cost of additional deterioration of equipment and reduced plant life. In light of the long-term consequences of such an approach, we do not expect such deferrals to persist over the long term.

Seasonal factors. Although a majority of our Industrial Cleaning services are recurring in nature, revenues in our Industrial Cleaning segment have historically fluctuated modestly from period to period due to seasonal fluctuations in demand, although to a smaller degree than in our SRO segment. In addition, our Industrial Cleaning revenues are dependent, though to a lesser extent than SRO revenues, on revenues from outage maintenance, which is typically scheduled in the spring and the fall when demand for power and fuel is lowest.

Individual project work. Although a majority of our Industrial Cleaning services are recurring in nature, a portion of our Industrial Cleaning revenue is derived from contracts for individual projects. For example, we may provide Industrial Cleaning services on a periodic or episodic basis to service plant equipment or in response to weather events or plant accidents. Additionally, almost all of our commissioning work, which consists of cleaning newly constructed systems at industrial processing plants before their initial operation, is performed under individual project contracts. Because the number and magnitude of individual projects is unpredictable, the revenue generated from this work varies throughout the course of the year.

Aquilex Holdings LLC

Cost of Revenues

Cost of revenues in our SRO segment consists primarily of employee wages and benefits, weld wire, costs related to the mobilization of our workforce and, to a lesser degree, workers’ compensation and equipment insurance, equipment maintenance and safety supplies. A large percentage of our cost of revenues in our SRO segment, including costs related to our workforce and weld wire, generally fluctuates with revenue, however, we are able to offset some of the impact of increases in weld wire expense through price adjustment provisions in many of our SRO contracts.

In our Industrial Cleaning segment, cost of revenues consists primarily of employee wages, benefits and claims, and chemicals used in providing our services and, to a lesser degree, workers’ compensation and equipment insurance, equipment lease expense, fuel, equipment maintenance, safety supplies and costs related to the mobilization of our workforce. Although a significant portion of our cost of revenues in our Industrial Cleaning segment, including costs related to our workforce and chemicals, generally fluctuates with revenue, labor costs are less variable in our Industrial Cleaning segment than in our SRO segment. This is a result of our customer contract structure, which makes it more efficient for us to retain workers even during periods of temporary idleness, than it is to seek to rehire employees when demand increases. As a consequence, revenue reductions in our Industrial Cleaning segment may not always result in reduced labor costs, and such reductions will tend to decrease our gross margins. Some of our Industrial Cleaning contracts contain price adjustment provisions for the cost of chemicals and fuel. This allows us to offset some of the impact of the prices of these materials.

Depreciation

Our income statement presents depreciation costs related to the equipment we use in performing our services separate from our depreciation and amortization costs associated with our general business assets.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses primarily consist of salaries and other payroll-related costs for our executive, field management, engineering and development, administrative, financial, legal, human resources and marketing functions, and costs related to the development and implementation of new technology. They also include expenses related to our corporate facilities. SG&A expenses do not generally correlate significantly with fluctuations in revenue. Accordingly, increases in SG&A costs will generally decrease our operating margins. SG&A expense tends to be higher in our Industrial Cleaning segment than in our SRO segment, due to the operation of our Industrial Cleaning segment through multiple branches, which increases our administrative costs.

Research and development, or R&D, has been an important focus for us, since we view our ability to provide our customers and employees with superior technology to be a critical competitive advantage. R&D costs, including costs relating to our Aquilex Technology Center, are expensed as incurred within SG&A, although in certain circumstances, such as when we develop an asset with a future use, we will capitalize R&D costs.

We have recently made a significant effort to improve the quality and amount of the sales and marketing activities we conduct, particularly with respect to new and potential customers. While we expect those efforts to yield significant new revenues, they will also result in increased SG&A costs, especially in the near-term.

Depreciation and amortization

This item includes depreciation expense associated with tangible assets that are not directly consumed in the course of generating our revenues. This item also includes amortization expense associated with intangibles, which is driven almost entirely by the purchase accounting that has been applied to our acquisitions by affiliates of Harvest Partners in January 2007 and affiliates of Teachers’ in December 2008.

Aquilex Holdings LLC

Critical Accounting Policies

Revenue Recognition

SRO Segment

We recognize revenues in our SRO segment in accordance with ASC 605-35 (American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts) and other relevant revenue recognition accounting literature, as applicable. We consider the nature of these contracts and the types of products and services provided when we determine the proper accounting for a particular contract. Revenues generated from short-term fixed price projects are generally recognized upon completion of the project under the completed contract method where reasonably dependable estimates of contract revenues, contract costs or progress towards completion cannot be made. In these instances, the duration of the project is often less than one month and as a result, the results would not differ materially from using the percentage-of-completion method.

Revenues for certain of our larger and longer duration projects, which tend to be performed on a fixed-price basis, are recognized based on percentage-of-completion accounting, using contract milestones to measure results directly and to measure progress toward completion. In these arrangements, once the specific milestone is met, a percentage of revenue is recognized based on the cost incurred as of the milestone and the estimated margin of the project. These milestones generally have clearly defined, recognized, and separable value and cost that reasonably reflect the progress of a contract across multiple accounting periods. In the event the project does not have definitive milestones, the cost-to-cost method is used to measure results directly and to measure progress toward completion. In these arrangements, a percentage of revenue is recognized based on the ratio of costs incurred to total estimated costs after giving effect to estimates of costs to complete based on most recent information. We recognize revisions in profit estimates to income in the period in which the revision is determined. Estimated contract losses are recognized in full when determined.

We also perform projects under time and materials contracts. A time and materials contract establishes time-based reimbursement rates for the various cost components of our services (including labor, equipment, materials, and subcontractor’s costs) to calculate rates for the supply of labor and equipment. In these cases, all components of the rates are fixed and we are compensated for each hour of labor and equipment supplied. The risk associated with this type of contract is incurring expenses in excess of a specific component of the agreed upon rate, for example, if our cost of labor or equipment on an hourly basis exceeds the agreed rate. Under this circumstance, we bear the risk of any cost overrun.

The accuracy of our revenue and profit recognition in a given period is dependent, in part, on the accuracy of our estimates of the cost to complete each fixed-price contract. Our cost estimates use a detailed “bottom up” approach. We believe our experience allows us to produce materially reliable estimates. Our projects can be highly complex, and in almost every case, the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of the related bid. We seek to minimize decreases in such margin estimates based on our historical knowledge of the customer or the service to be performed and site inspections prior to the commencement of our services. Because we have many projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our profitability. However, large changes in cost estimates, particularly in the bigger, more complex projects, can have a significant positive or negative effect on profitability. Negative impacts of such changes are typically a result of completion delays or unforeseen additional labor costs and, less frequently, due to additional costs incurred to rectify errors in service execution or other delivery issues.

Change orders, which mainly affect our SRO segment, are included in total estimated contract revenue when it is probable that the change order will result in a bona fide addition to contract value and can be reliably estimated. Revenue in excess of costs from unpriced change orders, extra work and variations in the scope of work is recognized after both the costs are incurred or services are provided and realization is assured beyond a reasonable doubt. Under a time and materials arrangement, revenue is recognized based upon hours and costs to date at the estimated margin of the job. A time and materials contract establishes time-based reimbursement rates for the various cost components of our services (including labor, equipment, materials, and subcontractor’s costs) to calculate rates for the supply of labor and equipment. In these cases, all components of the rates are fixed and we are compensated for each hour of labor and equipment supplied. The risk associated with this type of contract is

Aquilex Holdings LLC

incurring expenses in excess of a specific component of the agreed upon rate, for example, if our cost of labor or equipment on an hourly basis exceeds the agreed rate. Under this circumstance, we bear the risk of any cost overrun.

Factors that can contribute to changes in estimates of contract cost and profitability include customer site conditions that differ from those assumed in the original bid (to the extent that contract remedies are not available); identification and evaluation of scope modifications during the execution of a contract or project; the availability and cost of skilled workers in the geographic location of the contract or project; the availability and proximity of materials; unfavorable weather conditions hindering productivity; equipment rental costs and productivity, and general coordination of work inherent in all large contracts or projects we undertake. Costs incurred for bidding and obtaining contracts are expensed as incurred.

Industrial Cleaning Segment

Revenues in our Industrial Cleaning segment are recognized at the estimated recoverable amounts as services are provided. Our Industrial Cleaning segment derives its revenues from services under time and materials and fixed-price contracts.

Revenues from time and material contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed-price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable.

Accounts Receivable and Allowance for Doubtful Accounts

We record accounts receivable for all amounts billed and not collected. We provide for an allowance for doubtful accounts when collection of an account receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. We review the adequacy of the reserve on a regular basis. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and ongoing relationship with the customer.

Goodwill and Nonamortizable Intangible Assets

ASC 350-10 (Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets), provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment. ASC 350-10 also provides specific guidance for testing goodwill and other non amortized intangible assets for impairment. The first step in testing for goodwill impairment compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in operating expenses.

Our annual impairment testing date is November 30, and we will test for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate, loss of a significant customer or loss of key personnel. ASC 350-10 requires that we make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. We determine the fair value of a reporting unit using a discounted cash flow, or DCF, analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budget and, for the years beyond the budget, our estimates, which are based on assumed growth rates. The discount rates used in the DCF analysis are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, we utilized a market-based approach evaluating comparable company public trading values in order to validate that the fair value derived from the discounted cash flow analysis was comparable to our market peers.

Aquilex Holdings LLC

Our goodwill is included in multiple reporting units. Due to our exposure to general economic conditions and the other factors discussed under “Item 1A Risk Factors” and elsewhere in this Report, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Aquilex Holdings and its subsidiaries as a whole and might adversely affect the fair value of the individual report units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

In accordance with ASC 350, the Company completed its annual evaluation of goodwill by reporting unit in the fourth quarter of 2010. In conjunction with our annual evaluation, the Company updated its forecasted cash flows and underlying assumptions to reflect the economic downturn. As a result, the Company determined that the goodwill related to the SRO reporting unit was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $101.1 million in the fourth quarter of 2010. The remaining carrying value of goodwill in the SRO reporting unit at December 31, 2010 totaled $140.0 million. The Company’s evaluation of goodwill in the IC reporting unit indicated that the fair values of the IC reporting units exceeded its estimated carrying value and therefore goodwill was not impaired in the IC reporting unit.

For purposes of establishing inputs for the fair value calculations in the evaluation of goodwill, the Company made the following assumptions. The Company applied gross margin assumptions consistent with the Company’s historical trends at various revenue levels and used a 5% growth factor to calculate the terminal value of its reporting units, which is consistent with the rate used in the prior year. The Company used a 14% discount rate to calculate the terminal value of the SRO reporting unit and an 11% discount rate to calculate the terminal value of the IC reporting unit. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 1% decrease in the long-term growth factor and a 1% increase in the discount rate of each reporting unit.

If we were to decrease the long-term growth factor used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by $15.4 million. If we were to increase the discount rate used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by approximately $20.1 million. If we were to either decrease the long-term growth factor by 1% or increase the discount rate factor by 1% used in the calculation for the IC reporting unit, a portion of the IC reporting unit goodwill would be impaired.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing in the fourth quarter 2010 will prove to be accurate predictions of the future. If the Company’s assumption regarding the forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s annual impairment testing or prior to that, if any such change constitutes a triggering event prior to the annual impairment test date. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

We also recorded an impairment of $4.4 million and $2.8 million in 2010 and 2009, for the indefinite lived trade name intangible asset in our SRO reporting unit.

Long-Lived Assets and Amortizable Intangible Assets

We review our long-lived assets, including our intangible assets with finite useful lives, for impairment if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, as required by ASC 360-10 (SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). If an evaluation is required, the estimated future undiscounted cash flows associated with the asset or asset group are compared to the asset or assets groups’ carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets or asset groups subject to review. Forecasts require assumptions about demand for our services and future conditions in the end markets we serve. Since estimating future cash flows requires significant judgment, our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between fair value of such asset or asset group and its carrying value. Such expense would be reflected in operating expenses.

Aquilex Holdings LLC

We estimate the useful life and fair value of purchased intangible assets at the time of acquisition and periodically review these estimates to determine whether these lives are appropriate. Our intangible assets subject to amortization consist primarily of customer relationships, technology and intellectual property. Customer relationships, which include the fair value of acquired customer contracts, were evaluated for each operating segment using a discounted cash flow methodology and are amortized over the period in which the economic benefits of the intangible assets are consumed or otherwise used up. Estimated future cash flows for each operating segment were derived based on detailed budgets and projections prepared by management. Technology and intellectual property were evaluated using a discounted cash flow methodology. Intangible technology assets are amortized on a straight-line basis over a term of five to ten years. Estimated future cash flows for each technology and intellectual property asset was derived based on detailed budgets and projections prepared by management.

If the estimate of long-lived assets or an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

During 2010, we recorded an impairment charge for amortizable intangible assets in the amount of $53.2 million for customer relationships and technology, amortizable intangible assets in our SRO reporting unit.

Insurance

We have a $500,000 per occurrence high deductible insurance program for most losses related to general liability, product liability, automobile liability, workers’ compensation, and certain legal claims. For our environmental liability, we have a $150,000 per occurrence high deductible. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. We have a $300,000 per covered person high deductible insurance policy for medical and dental coverage.

To the extent the projected future development of the losses resulting from workers’ compensation, automobile, general liability, product liability, and medical and dental claims incurred as of the date of the latest balance sheet included in this Report differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expense.

Income Taxes

We follow the asset and liability method of accounting for income taxes in accordance with ASC 740 (SFAS No. 109, Accounting for Income Taxes). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes an estimate of future taxable income, reversals of deferred tax liabilities, carry back periods, and tax planning strategies.

In accordance with ASC 740-10, we recorded reserves and interest for the uncertain outcome of certain tax positions and elected to include any future penalties and interest related to uncertain tax positions in income tax expense.

Aquilex Holdings LLC

Results of Operations

Basis of Presentation

As a result of our acquisition by affiliates of Teachers’ in December 2008, our audited financial statements for the three years ended December 31, 2010 are presented on a predecessor and successor basis. We refer to Aquilex Holdings, for the period from January 1, 2008 until December 14, 2008 (the day before the Teachers’ Acquisition), as “Predecessor.” We refer to Aquilex Holdings, for the period from and after December 15, 2008, as the “Successor.”

The predecessor balance sheets reflect the basis in our assets and liabilities resulting from our purchase by affiliates of Teachers’. The consolidated results of operations for the year ended December 31, 2008, which we refer to as “combined,” were derived by adding together the results for the predecessor period and successor period for such year as presented in our audited financial statements. The predecessor period in 2008 was that time period where we were owned by affiliates of Harvest Partners. The successor period in 2008 is the period subsequent to the purchase of the Company by affiliates of Teachers’. The presentation of financial information for the combined periods in this annual filing may yield results that are not fully comparable on a period-by-period basis, particularly with respect to depreciation and amortization. The combined data are not presented in accordance with GAAP, however, we present the combined financial data in this management’s discussion and analysis because we believe it provides the clearest and most meaningful means by which we can discuss our financial results across historical periods. The combined data allows for comparative full year results rather than the specific periods for the predecessor and successor which do not facilitate such comparison.

Aquilex Holdings LLC

	Year Ended December 31,
	2010	2009	Combined 2008
			(Unaudited)

Revenues
SRO	$244,641	$264,775	$312,194
Industrial Cleaning	217,111	216,130	266,977

Total revenues	461,752	480,905	579,171

Cost of revenue, exclusive of depreciation
SRO	182,631	177,797	215,726
Industrial Cleaning	138,065	137,909	172,641

Total cost of revenue	320,696	315,706	388,367

Depreciation
SRO	5,358	6,722	6,907
Industrial Cleaning	12,469	14,460	18,418

Total depreciation	17,827	21,182	25,325

Gross profit
SRO	56,652	80,256	89,561
Industrial Cleaning	66,577	63,761	75,918

Total gross profit	123,229	144,017	165,479

Selling, general and administrative (SG&A) expense
SRO	28,346	37,184	39,722
Industrial Cleaning	44,351	47,298	53,416
Corporate	-	275	11,524

Total SG&A	72,697	84,757	104,662

Business sale costs	-	-	52,396

Depreciation and amortization (D&A)
SRO	14,039	14,663	3,611
Industrial Cleaning	5,154	5,718	5,693
Corporate	338	289	7,666

Total D&A	19,531	20,670	16,970

Impairment charges
SRO	158,652	44,147	-
Industrial Cleaning	-	-	-

Total impairment charges	158,652	44,147	-

Other income (expense)
Interest expense, net	(43,012)	(57,619)	(41,155)
Loss on extinguishment of debt	(24,424)	(4,219)	(7,362)
Other, net	(134)	384	(844)

Total other income (expense)	(67,570)	(61,454)	(49,361)

Loss before income tax benefit	(195,221)	(67,011)	(57,910)
Income tax benefit	(48,494)	(10,946)	(9,592)

Net loss	$(146,727)	$(56,065)	$(48,318)

Aquilex Holdings LLC

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Revenues

Revenues decreased $19.2 million, or 4.0%, to $461.7 million for the year ended December 31, 2010, from $480.9 million for the year ended December 31, 2009. The decrease was primarily attributable to lower revenues in our SRO segment.

SRO. Revenues in our SRO segment decreased $20.1 million, or 7.6%, to $244.6 million for the year ended December 31, 2010, from $264.8 million for the year ended December 31, 2009. The decrease was primarily due to the continued deferral of several customers’ maintenance projects in the first and second quarters of 2010. Additionally, revenues from our European operations declined, which was caused largely by deferrals and slower European economic conditions as compared to 2009. Revenues from our U.S. Shop operations also declined, due to reduced demand from our OEM customers serving the Fossil Power and Waste to Energy markets. Revenues from our Fossil Power customers decreased $41.2 million to $47.1 million in 2010, down from $88.2 million in 2009; and revenues from our Waste to Energy customers decreased $13.9 million to $32.8 million in 2010, down from $46.7 million in 2009. These declines were partially offset by revenue increases of $35.6 million with respect to our domestic and international Refining customers, which grew from $49.6 million in 2009 to $85.1 million in 2010.

Industrial Cleaning. Revenues in our IC segment increased $1.0 million, or 0.5%, to $217.1 million for the year ended December 31, 2010, from $216.1 million for the year ended December 31, 2009. Industrial Cleaning revenues began to increase compared to the prior year comparative periods by 3.1% in March 2010, 13.4% for the second quarter of 2010, 2.9% for the third quarter of 2010, and 7.7% for the fourth quarter of 2010 in each case, largely due to increased demand for cleaning services related to customers’ turnaround projects. The 2010 increases in revenue were realized despite the loss of business at one customer’s plant site which was responsible for $11.8 million of revenues in 2009. The increases in revenue we experienced in the last three quarters of 2010 were largely offset by extremely weak demand in January and February of 2010 for cleaning services from refinery and fossil fuel power customers. Revenue from cleaning services for refinery and fossil fuel power customers in January and February 2010 was 29.8% less than the revenue from such customers in January and February of 2009.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, increased $5.0 million, or 1.6%, to $320.7 million for the year ended December 31, 2010, from $315.7 million for the year ended December 31, 2009. Cost of revenue as a percentage of revenue increased 3.9 percentage points to 69.5% for the year ended December 31, 2010, from 65.6% for the year ended December 31, 2009.

SRO. Cost of revenue, exclusive of depreciation, increased $4.8 million, or 2.7%, to $182.6 million for the year ended December 31, 2010, from $177.8 million for the year ended December 31, 2009. The increase largely resulted from a small number of specific cost increases, described below, partially offset by an overall volume decrease. For the year ended December 31, 2010, the cost increases included: a) incremental execution costs of $2.8 million incurred during the successful completion of an Alloy 600 Phase 2 project at a nuclear plant site; and b) a $2.2 million increase resulting from higher job costs for international projects in the third and fourth quarter. Reductions in cost of revenue of approximately $10.7 million for the year ended December 31, 2010, when compared to year ended December 31, 2009, resulting from decreased volume was offset by the increased proportion of cost of revenue on lower margin services provided to customers.

Industrial Cleaning. Cost of revenue, exclusive of depreciation, increased $0.2 million, or 0.1%, to $138.1 million for the year ended December 31, 2010, from $137.9 million for the year ended December 31, 2009. The increase was primarily driven by increased volume for the year ended December 31, 2010 when compared to year ended December 31, 2009. The volume increase accounted for a $0.6 million increase in cost of revenues when calculated at an average margin of 36.4%, exclusive of depreciation. Offsetting the volume increase was a $0.4 million decrease due to lower labor and insurance costs. For the year ended December 31, 2010, the cost of revenue, exclusive of depreciation as a percentage of revenue remained essentially the same as the year ended December 31, 2009.

Aquilex Holdings LLC

Cost of revenue – Depreciation

Depreciation costs decreased $3.4 million, or 15.8%, to $17.8 million for the year ended December 31, 2010, from $21.2 million for the year ended December 31, 2009. The decrease was primarily due to asset dispositions and assets becoming fully depreciated partially offset by the depreciation of new capital assets acquired.

SRO. Depreciation costs in our SRO segment decreased $1.4 million, or 20.3%, to $5.4 million for the year ended December 31, 2010, from $6.7 million for the year ended December 31, 2009. The decrease was primarily due to dispositions and assets becoming fully depreciated partially offset by the depreciation of new capital assets acquired.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment decreased $2.0 million, or 13.8%, to $12.5 million for the year ended December 31, 2010, from $14.5 million for the year ended December 31, 2009. The decrease was primarily due to asset dispositions and assets becoming fully depreciated partially offset by the depreciation of new capital assets acquired.

Gross profit

Gross profit decreased $20.8 million, or 14.4%, to $123.2 million for the year ended December 31, 2010, from $144.0 million for the year ended December 31, 2009. Our gross profit margin decreased to 26.7% for the year ended December 31, 2010 compared to 29.9% for the year ended December 31, 2009.

SRO. Gross profit in our SRO segment decreased $23.6 million, or 29.4%, to $56.7 million for the year ended December 31, 2010, from $80.3 million for the year ended December 31, 2009. The overall gross profit decline for the year ended December 31, 2010 resulted from both lower revenues and increased cost of revenue as a percentage of revenue. The gross profit margin decreased to 23.2% for the year ended December 31, 2010, from 30.3% for the year ended December 31, 2009. The decrease in gross profit margin was largely the result of the increase in the proportion of revenue derived from lower margin services provided to customers and lower pricing on jobs. Additionally, though to a lesser extent, the decrease resulted from project execution costs and unfavorable nuclear field cost management primarily related to a specific nuclear plant site and higher unanticipated job costs for international projects in the third and fourth quarter.

Industrial Cleaning. Gross profit in our Industrial Cleaning segment increased $2.8 million, or 4.4%, to $66.6 million for the year ended December 31, 2010, from $63.8 million for the year ended December 31, 2009. The increase resulted from both a 0.5% increase in revenues and a 13.8% decline in depreciation, which resulted in a 30.7% gross profit margin percentage for the year ended December 31, 2010. The slight increase in revenues was largely due to increased demand for cleaning services related to customers’ turnaround projects. The lower depreciation expense was primarily due to asset dispositions and assets becoming fully depreciated partially offset by the depreciation of new capital assets acquired.

Selling, general and administrative expense

SG&A expense decreased $12.1 million, or 14.2%, to $72.7 million for the year ended December 31, 2010, from $84.8 million for the year ended December 31, 2009. The overall decrease reflected lower SG&A expense in each of our SRO and Industrial Cleaning segments. As a percentage of revenues, SG&A expense decreased to 15.7% for the year ended December 31, 2010 from 17.6% for year ended December 31, 2009.

SRO. SG&A expense in our SRO segment decreased $8.8 million, or 23.8%, to $28.4 million for the year ended December 31, 2010, from $37.2 million for the year ended December 31, 2009. SG&A expense in our SRO segment for the year ended December 31, 2010 represented 11.6% of SRO revenues during the respective period, compared to 14.0% for the year ended December 31, 2009. This decrease was primarily the result of a reduction in payroll costs and tight cost controls on discretionary items.

Industrial Cleaning. SG&A expense in our Industrial Cleaning segment decreased $2.9 million, or 6.2%, to $44.4 million for the year ended December 31, 2010, from $47.3 million for the year ended December 31, 2009. SG&A expense in our IC segment for the year ended December 31, 2010 represented 20.4% of IC revenues during the same period, compared to 21.9% for the year ended December 31, 2009. This decrease was largely the result of a reduction in payroll, insurance, and other general costs combined with tight cost controls on discretionary items.

Aquilex Holdings LLC

Depreciation and amortization

Depreciation and amortization costs decreased $1.1 million, or 5.5%, to $19.5 million for the year ended December 31, 2010, from $20.7 million for the year ended December 31, 2009.

SRO. Depreciation and amortization costs in our SRO segment decreased $0.6 million, or 4.3% to $14.0 million for the year ended December 31, 2010, from $14.7 million for the year ended December 31, 2009. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment decreased $0.6 million, or 9.9% to $5.2 million for the year ended December 31, 2010, from $5.7 million for the year ended December 31, 2009. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010.

Impairment charges

Based on management’s forecast for future revenues and operating income at the date of the impairment test date, there was an indication of impairment in one reporting unit, and accordingly, the second-step impairment testing to determine the extent of any impairment was performed for the reporting unit. Based on the result of the second-step impairment testing, we recorded a $101.1 million non-cash goodwill impairment charge in the fourth quarter of 2010, which is reflected in the SRO reporting unit.

In addition to the above, as a result of the testing, it was also determined that the indefinite lived trade name, customer relationship, and technology intangible assets in the SRO reporting unit were also impaired, and we recorded a $57.6 million non-cash intangible asset impairment charge in the fourth quarter of 2010.

Interest expense, net

Net interest expense decreased $14.6 million, or 25.4%, to $43.0 million for the year ended December 31, 2010, from $57.6 million for the year ended December 31, 2009. The decrease was primarily attributable to a lower effective interest rate on the current capital structure of term debt and senior notes during the 2010 period. The effective interest rate decreased 4.5 percentage points from 14.7% for the year ended December 31, 2009 to 10.2% for the year ended December 31, 2010. This is largely the result of the refinancing activities we undertook in December 2009 and April 2010. Our average debt, net of original issue discount, during the year ended December 31, 2010 was $390.7 million compared with $362.9 million for the year ended December 31, 2009.

Loss on extinguishment of debt

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

Aquilex Holdings LLC

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency transactions for year ended December 31, 2010 compared to the year ended December 31, 2009.

Income taxes

The Company’s yearly income tax provision includes taxes associated with taxes currently payable and deferred taxes. The income tax benefit increased $37.6 million to $48.5 million for the year ended December 31, 2010, from $10.9 million for the year ended December 31, 2009. The increase in the tax benefit is primarily a result of an increase to the pre-tax book loss partially offset by the non-cash impairment charge recorded in the year ended December 31, 2010. The Company’s effective income tax rate for the year ended December 31, 2010 was 24.8% and for the year ended December 31, 2009 was 16.3%. The Company’s effective income tax rates for the year ended December 31, 2010 and 2009 differed from the federal statutory rate principally because of state and local income taxes, deduction limitations for per diems for field employees, non deductible transaction costs, and other nondeductible expenses and changes to the valuation allowance for certain state NOLs.

Year Ended December 31, 2009 Compared with the Combined Year Ended December 31, 2008

Revenues

Revenues decreased $98.3 million, or 17.0%, to $480.9 million for the year ended December 31, 2009, from $579.2 million for the year ended December 31, 2008. The decrease was attributable to lower revenues in both our SRO and Industrial Cleaning segments.

SRO. Revenues in our SRO segment decreased $47.4 million, or 15.2%, to $264.8 million for the year ended December 31, 2009, from $312.2 million for the year ended December 31, 2008. The decrease was primarily due to a decline in revenues of $28.4 million from nuclear engineered solution repair projects, principally a result of a reduction in the number of projects largely due to deferrals of mitigation projects; a decline in revenues of $28.4 million from specialty construction projects, caused largely by the loss of contracts awarded to competitors offering lower pricing; and a decline of $22.2 million from maintenance and repair projects as a result of lower activity with various customers in waste-to-energy and other markets. These decreases were partially offset by an increase in revenues from specialty welding projects, with new projects in the refining industry and fossil fuel power industry accounting for increases in those areas of $8.2 million and $18.7 million, respectively.

Industrial Cleaning. Revenues in our Industrial Cleaning segment decreased $50.9 million, or 19.0%, to $216.1 million for the year ended December 31, 2009, from $267.0 million for the year ended December 31, 2008. The decrease was primarily due to the impact a $28.8 million decline in revenues from cleaning services from our petrochemical customers, largely due to lower demand caused by weakness in their end market. Additionally, revenues from refining customers declined by approximately 12.9%, or $11.9 million, due to a general reduction in maintenance spending and the loss of one set of contract services for one plant site, which impacted revenues by $4.5 million.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, decreased $72.7 million, or 18.7%, to $315.7 million for the year ended December 31, 2009, from $388.4 million for the year ended December 31, 2008. Cost of revenue as a percentage of revenue decreased 1.5 percentage points to 65.6% for the year ended December 31, 2009, from 67.1% for the year ended December 31, 2008.

SRO. Cost of revenue, exclusive of depreciation, decreased $37.9 million, or 17.6%, to $177.8 million for the year ended December 31, 2009, from $215.7 million for the year ended December 31, 2008. Cost of revenue as a percentage of revenue decreased 1.9 percentage points to 67.2% for the year ended December 31, 2009 from 69.1% for the year ended December 31, 2008. This decrease in cost of revenue as a percentage of revenue primarily resulted from a reduction in indirect costs of $2.0 million and project execution costs of $3.7 million along with the variable nature of the SRO cost structure amongst the various service lines.

Aquilex Holdings LLC

Industrial Cleaning. Cost of revenue, exclusive of depreciation, decreased $34.7 million, or 20.1%, to $137.9 million for the year ended December 31, 2009, from $172.6 million for the year ended December 31, 2008. Cost of revenue as a percentage of revenue decreased 0.9 percentage points to 63.8% for the year ended December 31, 2009, from 64.7% for the year ended December 31, 2008. The decrease in cost of revenue primarily resulted from lower fuel costs for equipment operations on job sites of $6.6 million, partially offset by an increase in maintenance spending of $0.5 million and lease expense of $1.5 million.

Cost of revenue – Depreciation

Depreciation costs decreased $4.1 million, or 16.4%, to $21.2 million for the year ended December 31, 2009, from $25.3 million for the year ended December 31, 2008.

SRO. Depreciation costs in our SRO segment decreased by $0.2 million, or 2.7%, to $6.7 million for the year ended December 31, 2009, from $6.9 million for the year ended December 31, 2008. The decrease resulted from certain assets becoming fully depreciated.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment decreased by $4.0 million, or 21.5%, to $14.5 million for the year ended December 31, 2009, from $18.4 million for the year ended December 31, 2008. This decrease is primarily attributable to assets that were revalued as part of the 2007 Harvest Acquisition becoming fully depreciated in 2008.

Gross profit

Gross profit decreased $21.5 million, or 13.0%, to $144.0 million for the year ended December 31, 2009, from $165.5 million for the year ended December 31, 2008. Our gross profit margin improved to 29.9% for the year ended December 31, 2009 from 28.6% for the year ended December 31, 2008.

SRO. Gross profit in our SRO segment decreased $9.3 million, or 10.4%, to $80.3 million for the year ended December 31, 2009, from $89.6 million for the year ended December 31, 2008. The decline resulted from lower revenues, partially offset by a 1.9% decrease in cost of revenues as a percentage of revenue. Gross margin improved to 30.3% for the year ended December 31, 2009 from 28.7% for the year ended December 31, 2008. The improvement in margin was largely the result of a reduction in indirect and project execution costs amounting to $2.5 million, largely related to “lean” operations initiatives and other cost improvement efforts in our specialty welding operations, partially offset by unfavorable margin mix related to decreases in revenues of our engineered solutions projects for nuclear repairs, which carry a higher than average margin. Margin improvements were achieved due to the variable nature of our SRO cost structure as the number of higher margin services provided to customers were a higher percentage of the project mix.

Industrial Cleaning. Gross profit in our Industrial Cleaning segment decreased $12.1 million, or 16.0%, to $63.8 million for the year ended December 31, 2009, from $75.9 million for the year ended December 31, 2008. The decline resulted from lower revenues of $216.1 million, partially offset by a 0.9% decrease in cost of revenues as a percentage of revenue. Gross margin improved to 29.5% for the year ended December 31, 2009, from 28.4% for the year ended December 31, 2008. The margin improvement was largely the result of lower fuel costs for equipment operations on job sites, which resulted in savings of $6.6 million, partially offset by an increase in maintenance spending of $0.5 million and lease expense of $1.5 million.

Selling, general and administrative expense

SG&A expense decreased $19.9 million, or 19.0%, to $84.8 million for the year ended December 31, 2009, from $104.7 million for the year ended December 31, 2008. The decrease reflected lower SG&A expense in each of our SRO and Industrial Cleaning segments, as well as reduced corporate compensation expense. As a percentage of revenues, SG&A expense decreased to 17.6% of revenues for the year ended December 31, 2009, from 18.1% of revenues for the year ended December 31, 2008.

SRO. SG&A expense in our SRO segment decreased $2.5 million, or 6.4%, to $37.2 million for the year ended December 31, 2009, from $39.7 million for the year ended December 31, 2008. The decrease was largely the result of a reduction of labor costs of $4.6 million offset by an increase of corporate cost allocations in 2009. SG&A expense in our SRO segment for the year ended December 31, 2009 represented 14.0% of SRO revenues during that period, compared to 12.7% for 2008.

Aquilex Holdings LLC

Industrial Cleaning. SG&A expense in our Industrial Cleaning segment decreased $6.1 million, or 11.5%, to $47.3 million for the year ended December 31, 2009, from $53.4 million for the year ended December 31, 2008. The decrease was largely the result of a reduction in payroll costs and a reduction in facility and other general costs offset by an increase of corporate cost allocations in 2009. SG&A expense in our Industrial Cleaning segment for the year ended December 31, 2009 represented 21.9% of Industrial Cleaning revenues during that period, compared to 20.0% for 2008.

Corporate. Corporate SG&A expense declined $11.2 million for the year ended December 31, 2009, to $0.3 million as compared to the year ended December 31, 2008, due primarily to our adoption in 2009 of a policy whereby we allocate substantially all of our corporate expenses to our segments.

Depreciation and amortization

Depreciation and amortization costs increased $3.7 million, or 21.8%, to $20.7 million for the year ended December 31, 2009, from $17.0 million for the year ended December 31, 2008. The increase was due almost entirely to the effects of the purchase accounting associated with the Teachers’ Acquisition in December 2008 which increased the amount of identifiable intangible assets and associated non-cash amortization. These effects were almost exclusively within our SRO segment.

SRO. Depreciation and amortization costs in our SRO segment increased by $11.1 million, or 306.1%, to $14.7 million for the year ended December 31, 2009, from $3.6 million for the year ended December 31, 2008. The increase was a result of the step-up in fair value of amortizable assets as a result of the purchase accounting applied to the Teachers’ Acquisition.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment for the year ended December 31, 2009 were $5.7 million, essentially flat with the year ended December 31, 2008. Although the Company made capital expenditures in 2009, the depreciation thereof was offset by certain assets becoming fully depreciated.

Impairment charges

In 2009, we reorganized our reporting units from three reporting units to two reporting units as a result of the combination of two business units into one business unit, the SRO group. As a result of the reorganization of the reporting units, we performed a goodwill impairment test on the three reporting units to determine if any impairment charge should be recorded prior to the merger of two of the reporting units.

There was an indication of impairment in one reporting unit, and accordingly, the second-step impairment testing to determine the extent of any impairment was performed for the reporting unit. Based on the result of the second-step impairment testing, we recorded a $41.3 million non-cash goodwill impairment charge in the third quarter of 2009, which is reflected in the new SRO reporting unit.

In addition to the above, as a result of the testing, it was also determined that the indefinite lived trade name intangible asset in the reporting unit was also impaired, and we recorded a $2.8 million non-cash intangible asset impairment charge in the third quarter of 2009.

Interest expense, net

Interest expense increased $16.4 million, or 40.0%, to $57.6 million for the year ended December 31, 2009, from $41.2 million for the year ended December 31, 2008. The increase was primarily attributable to an increase in interest rates on our indebtedness, as a result of the new financing we undertook in late 2008 in connection with the Teachers’ Acquisition. Our average debt, net of original issue discount, during the year ended December 31, 2009 was $362.9 million, compared with $398.1 million during the comparable period in 2008.

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency translation for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Aquilex Holdings LLC

Income taxes

Our yearly income tax provision includes taxes associated with taxes currently payable and deferred taxes. The income tax benefit increased $1.3 million to $10.9 million for the year ended December 31, 2009, from $9.6 million for the year ended December 31, 2008. The increase in the tax benefit is primarily a result of an increase to the pre-tax book loss partially offset by the non-cash impairment charge recorded in the year ended December 31, 2009. Our effective income tax rate for the year ended December 31, 2009 was 16.3% and for the year ended December 31, 2008 was 16.6%. Our effective income tax rates for the year ended December 31, 2009 and 2008 differed from the federal statutory rate principally because of state and local income taxes, deduction limitations for per diems for field employees, non-deductible transaction costs, and other nondeductible expenses and changes to the valuation allowance for certain state NOLs.

Non-GAAP Measures

EBITDA, a measure used by management to measure operating performance, is defined as net income(loss) plus interest expense (income), net, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income(loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in our Credit Agreement.

We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry and because a determination of Adjusted EBITDA is necessary to calculate our covenant compliance under our Credit Agreement. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation.

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

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and
•	Adjusted EBITDA does not reflect cash expenditures that may recur in future periods.

Aquilex Holdings LLC

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income.

	For the year
	ended December 31,
($ in thousands)	2010	2009	Combined 2008

Net loss	$(146,727)	$(56,065)	$(48,318)
Interest expense, net	43,012	57,619	41,155
Income tax benefit	(48,494)	(10,946)	(9,592)
Depreciation and amortization	37,358	41,852	42,295

EBITDA	(114,851)	32,460	25,540

Adjustments to EBITDA
Business sale costs (a)	-	-	52,396
Financing transaction costs (b)	202	1,012	6,479
Restructuring and process improvement costs (c)	-	4,665	1,716
Goodwill and intangible impairment loss (d)	158,652	44,147	-
Incentive units expense (e)	1,144	1,500	-
Loss on extinguishment of debt (f)	24,424	4,219	7,362
Severance costs (g)	905	-	-
Sarbanes Oxley costs (h)	114	-	-
Other (i)	134	12	8,102

Adjusted EBITDA	$70,724	$88,015	$101,595

(a)	Reflects costs associated with the sale of Aquilex Corporation to affiliates of Teachers’ on December 15, 2008. These costs include expenses and fees related to equity distributions to management, payments made to equity holders, financial advisory and legal fees and other expenses. See Note 1 to our audited annual consolidated financial statements included elsewhere in this Report.

(b)

Reflects costs associated with our consideration of, and preparation for, several financing transactions in 2008, 2009, and 2010. This included expenses related to preparation of financial statements and other financial information and the establishment of internal control processes. For the year ended December 31, 2010, the amount reflects accounting and legal fees incurred as a result of the $225 million 11  1/8% Senior Notes offering.

(c)	Reflects costs incurred in connection with a corporate initiative to integrate and improve our Aquilex HydroChem and Aquilex SMS businesses. Expenses in 2008 included consultant fees related to the integration and operational efficiencies of our Industrial Cleaning segment ($1.2 million), a corporate compensation study ($0.1 million) and other costs ($0.4 million). Expenses in 2009 included consulting fees and costs associated with a market opportunity and sales force effectiveness study ($2.4 million), the establishment of standard procedures for branch operations in our Industrial Cleaning segment ($1.6 million) and the consolidation of our back office operations ($0.3 million).

(d)	For the year ended December 31, 2009, this reflects the writedown of our goodwill and intangible assets as of September 30, 2009 as a result of a valuation assessment conducted in connection with the reorganization of our reporting units. The assessment concluded that goodwill in our SRO segment had been impaired and a non-cash charge of $44.1 million was recorded as of September 30, 2009. A valuation of these assets had previously been performed in connection with the Teachers’ Acquisition on December 15, 2008.

Aquilex Holdings LLC

For the year ended December 31, 2010, this reflects the writedown of our goodwill and intangible assets as a result of several factors, including a significant slowdown in the economy and increased competition in our industry. The valuation assessment conducted in connection with these factors concluded that goodwill and intangibles in our SRO segment had been impaired and non-cash charges against these assets of $101.1 million and $53.2 million respectively were recorded in the fourth quarter of 2010. We also recorded an impairment of $4.4 million in 2010 for the indefinite lived trade name intangible asset in our SRO reporting unit.

(e)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.

(f)	Reflects the removal of the loss on extinguishment that resulted from the writeoff of deferred financing and original issue discount balances associated with the repayment of outstanding debt made in connection with the Teachers’ Acquisition (for 2008 amounts) and the refinancing of senior debt obligations with the proceeds of our issuance of senior notes (for 2009 amounts). Additionally, on April 1, 2010, we entered into an amended and restated credit agreement (the “Credit Agreement”) and we recognized a loss on extinguishment of $24.4 million resulting from the write-off of the related deferred financing costs, original issue discount amounts and a prepayment penalty.

(g)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.

(h)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.

(i)	Amounts in 2010 and 2009 primarily reflect the impact of unrealized foreign currency transaction gains and losses. Amounts in 2008 primarily reflect non-recurring expense due to Hurricane Ike ($5.2 million), management fees paid to Harvest Partners ($2.0 million) and payments made to previous owners of Aquilex HydroChem ($0.1 million).

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $8.7 million, working capital of $53.5 million and outstanding debt obligations of $379.2 million. At December 31, 2010, the Company had $13.7 million outstanding letter of credit obligations. Our ability to satisfy our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and government regulation.

On October 13, 2010, Moody’s Investors Service downgraded our Corporate Family Rating (CFR) from B2 to B3. Further, on September 22, 2010, Standards & Poor’s (S&P) placed our corporate credit rating of B on “CreditWatch” with negative implications. These actions may negatively impact our ability to conduct future financings. On February 17, 2011, S&P removed our rating from CreditWatch and concurrently affirmed our B rating.

At December 31, 2010, the available revolving capacity under our revolving credit facility was $36.3 million. Our ability to access our revolving credit facility is contingent upon our continued compliance with certain covenants on the various facilities, described more fully below and in Note 8 in our accompanying consolidated financial statements.

On December 23, 2009 we completed the sale of $225 million 11  1/8% Senior Notes due 2016. Under the terms and subject to the conditions contained in a purchase agreement dated December 16, 2009, we received approximately $207.7 million in net cash proceeds from the sale of the notes, after initial purchasers’ discount, original issue discount and fees and expenses. We used these net cash proceeds to redeem the $156.1 million aggregate principal amount outstanding of our existing senior notes and accrued interest thereon to the date of repayment. The balance of such net cash proceeds was used to reduce the amounts of term loans outstanding under our Credit Agreement. On September 24, 2010, we closed an exchange offer, whereby we exchanged $224.0 million aggregate principal amount of 11  1/8% Senior Notes due 2016, which have been registered under the Securities Act of 1933, as amended, for an equal principal amount of our outstanding 11  1/8% Senior Notes due 2016. Our Senior Notes indenture also contains cross default covenants tied to all other indebtedness of the Company.

Aquilex Holdings LLC

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

Our Credit Agreement contains certain restrictive covenants that include a minimum interest coverage ratio; maximum leverage ratio and maximum secured leverage ratio. Our Credit Agreement also contains cross default covenants tied to all other indebtedness of the Company. The minimum cash interest coverage ratio, the maximum leverage ratio and the maximum secured leverage ratio (each as described below) are computed based on the Company’s financial results for the last twelve months ended. As of December 31, 2010, the Company was in compliance with all of its financial covenants in its Credit Agreement.

On February 28, 2011, we entered into Amendment No. 1 (the “Amendment”) to our Amended and Restated Credit Agreement, dated as of April 1, 2010 and modified on June 17, 2010 (as amended, the “Credit Agreement”), with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

The Amendment, among other things, provided the following:

•	increased the Applicable Rate by 50 basis points;
•	increased the size of the basket for investments in Non-Loan Party Subsidiaries and Unrestricted Subsidiaries to the greater of $20,000,000 and 10% of Total Tangible Assets;
•	increased the size of the baskets for Non-Loan Party Subsidiaries to guarantee and incur indebtedness in the aggregate to 10% of Total Tangible Assets; and
•	granted additional head room for our financial maintenance covenants (Total Leverage Ratio, Interest Coverage Ratio and Senior Secured Leverage Ratio).

The amended financial covenants changed favorably for the Company and are as follows:

•

A minimum interest coverage ratio, ranging from 1.55:1 to 1.95:1 over the term of the Credit Agreement. The minimum interest coverage ratio is computed as the Adjusted EBITDA to consolidated interest expense.

•

A maximum leverage ratio, ranging from 6.75:1 to 4.85: 1 over the term of the Credit Agreement. The maximum leverage ratio is computed as consolidated total debt to Adjusted EBITDA after giving effect to any pro forma adjustments which are those relating to the EBITDA of a permitted acquisition or disposition.

•

A maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Credit Agreement. The maximum secured leverage ratio is computed as the consolidated secured indebtedness to Adjusted EBITDA giving effect to pro forma adjustments, as defined above, deeming to have occurred on the first day of the applicable measurement period.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the Credit Agreement, which has been filed as an exhibit to this Annual Report on Form 10-K.

Based on our current business plan, we believe our existing cash balances, cash generated from operations and borrowing availability under our revolving credit facility will be sufficient to meet our anticipated cash needs and debt covenant compliance requirements for the next twelve months. Continued compliance with our debt covenants is dependent upon us obtaining a minimum Adjusted EBITDA. Our expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for our services and operating and general and administrative expenses which could prove to be inaccurate. It also depends on an estimate of the extent and timing of the release of deferred maintenance and repair projects by our customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. We may be required to seek amendments or waivers in the future, and there can be no certainty that such amendment or waivers would be forthcoming. If we were required to seek an amendment or waiver of our financial ratio covenants and were unable to obtain one, we would default under our Credit Agreement which could have a material adverse impact on the Company.

Aquilex Holdings LLC

Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Cash Provided by Operating Activities

Our net cash provided by operating activities for the years ended December 31, 2010 and 2009, was $27.4 million and $32.8 million, respectively. The change was due to a higher net loss, as adjusted for non-cash items, as well as increases in working capital as a result of the increases in revenue in the second half of 2010. Our working capital for the year ended December 31, 2010, as compared to the prior year comparable period was most significantly impacted by an increase in accounts receivable of $25.4 million for the year ended December 31, 2010, and a smaller increase to inventories and cost in excess of billings of $2.5 million and $4.1 million, respectively, offset by a decrease to accounts payable and accrued liabilities of $16.7 million and billings in excess of cost of $6.1 million. The timing of cash receipts and payments, and certain delays in receiving payments contributed to the overall increase in working capital. Average days outstanding for our receivables were 63.5 and 56.0 for the years ended December 31, 2010 and 2009, respectively.

Net Cash Used in Investing Activities

Our net cash used in investing activities decreased by approximately $10.2 million for the year ended December 31, 2010 compared to the corresponding prior year period, primarily due to a decrease in capital expenditures of $2.0 million, a decrease of a prior acquisition payment of $6.3 million, a decrease in restricted cash of $2.0 million and a reduction of proceeds from the sale of property and equipment of $0.2 million.

Net Cash Provided By (Used in) Financing Activities

Our net cash used in financing activities decreased by $1.4 million for the year ended December 31, 2010 compared to the corresponding prior year period due primarily to the $9.7 million net decrease from the net proceeds of the long-term debt refinancing and payment of principal which included a discretionary $20.0 million payment in December 2010. This decrease was offset by the $7.7 million decrease in net payments on our revolving credit facility and by the $2.6 million decrease in deferred financing costs for the year ended December 31, 2010.

Year Ended December 31, 2009 Compared to Combined Year Ended December 31, 2008

Net Cash Provided by Operating Activities

Our net cash generated by operating activities for 2009 and 2008 was $32.8 million and $55.7 million, respectively. Demand for our services typically results in a use of cash from working capital during the second and fourth quarters due to the seasonality in our customer demand patterns and higher turnaround work during these periods. Since we recognize higher revenue during the second and fourth quarters, our net receivables increase during such periods with collections taking place during the subsequent quarter.

Our working capital was affected in 2008 by increasing accounts payable and accrued liabilities and increasing net receivables. These trends reversed in 2009 as our revenues declined. Our accounts payable and accrued liabilities were $58.8 million as of December 31, 2009 and $78.2 million as of December 31, 2008. The impact of increased payables on working capital during 2008 was partially offset by increasing accounts receivable, which were $95.5 million as of December 31, 2008. The effect of lower accounts payable and accrued liabilities for 2009 was more than offset by a decrease in accounts receivable, which were $74.6 million as of December 31, 2009. Average days outstanding for our receivables were 60.2 in 2008 and 56.0 in 2009.

Net Cash Used in Investing Activities

Our net cash used in investing activities for 2008 was $355.4 million, and in 2009 was $20.8 million. These cash flows are most influenced by the acquisition of Aquilex Holdings LLC. Cash used in this acquisition was $337.1 million in 2008. This acquisition is reported net of cash acquired.

Aquilex Holdings LLC

Net cash provided by (used in) investing activities in 2009 was related primarily to the acquisition of property and equipment ($14.8 million) and additional purchase price consideration paid to Harvest Partners ($6.3 million).

The change in restricted cash in 2008 was ($0.2 million), and in 2009 was ($0.3 million).

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by (used in) financing activities for 2008 was $351.4 million and in 2009 was ($21.2 million). Our most significant financing activities are our issuances of long-term debt, repayment of long-term debt, repayment of revolver debt and capital contributions from, and distributions to, our sponsors.

We have financed our operations through the issuance of long-term debt and the use of our revolving credit facility. Net cash proceeds from (repayment of) long-term debt in 2008 were ($34.0 million) and in 2009 were ($4.3 million). Net payments on revolving debt for 2009 were ($7.7 million).

We have also financed our operations through capital contributions. Capital contributions (distributions) totaled $396.5 million in 2008, and ($0.3 million) in 2009.

Capital Expenditures

Capital expenditures for the years ended 2010, 2009, and 2008 were $12.7 million, $14.8 million, and $18.2 million, respectively.

Contractual Obligations and Other Commitments

As of December 31, 2010, our contractual obligations and other commitments were as follows:

	2011	2012 - 2013	2014 - 2015	2016 and beyond	Total

Long-term debt obligations	$1,850	$3,700	$3,700	$379,363	$388,613
Long-term interest payments (1)	34,116	67,923	67,509	25,797	195,345
Operating lease obligations (2)	4,551	4,604	2,693	4,384	16,232
Warranty liabilities (3)	431	-	-	-	431
Liabilities related to uncertain tax benefits (4)	-	-	-	-	6,604

Total	$40,948	$76,227	$73,902	$409,544	$607,225

(1)	Includes $225.0 million of senior notes at an 11 1/8% cash interest rate and $163.6 million of an outstanding senior term loan facility at an effective interest rate of 5.5%.

(2)	Operating lease obligations consist of future minimum payments under non-cancelable operating leases.

(3)	Consists primarily of labor and equipment warranty liabilities for repair and construction of our products and services.

(4)

We have recognized total liabilities related to uncertain tax benefits of $6.6 million as of December 31, 2010. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

Aquilex Holdings LLC

Off-Balance Sheet Arrangements

As of December 31, 2010, we had contract bonding obligations amounting to $5.5 million outstanding and operating lease arrangements amounting to $16.2 million outstanding.

New Accounting Pronouncements

We refer to the FASB Accounting Standards Codification (Codification) in respect to the appropriate accounting standards throughout this document as “ASC.”

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)

In October 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. We do not expect the adoption of this guidance to have a material effect on our financial position and results of operations.

ASU 2010-06, Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. Our adoption of this guidance effective January 1, 2010 did not have a material effect on our financial position and results of operations.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company, or (iv) are not expected to have a significant impact on our company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our Credit Agreement is based on variable interest rates and is therefore affected by changes in market interest rates such as LIBOR and the U.S. Federal Funds Rate and Prime Rate. For the years ended December 31, 2010 and 2009, if the weighted-average variable interest rate applicable to our variable-rate debt had increased by 100 basis points, our interest expense would have increased by $1.8 million for the year ended December 31, 2010 and $2.3 million for the year ended December 31, 2009. However, due to provisions in our Credit Agreement that prescribe minimum levels of certain market interest rates, a 100 basis point increase in the LIBOR or the U.S. Federal Funds Rate or Prime Rate upon which our variable rate is based would not have increased our interest expense during the years ended December 31, 2010 or 2009. Under our revolving credit facility as it was in place until April 1, 2010, until LIBOR exceeded 3.0% per annum, the U.S. Federal Funds Rate exceeded 3.5% per annum or the U.S. Prime Rate exceeded 4.0% per annum, increases in these reference rates would not have increased our interest payments. On April 1, 2010, we entered into our Credit Agreement, which contains revised “floors” for these reference rates. Under our Credit Agreement, until LIBOR exceeded 1.5% per annum, the U.S. Federal Funds Rate exceeded 2.0% per annum or the U.S. Prime Rate exceeded 2.5% per annum, increases in these reference rates would not have increased our interest payments.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may, under certain

Aquilex Holdings LLC

circumstances, be required to enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable-rate debt. As of December 31, 2010 and 2009, we had two interest rate cap agreements in place as follows: (1) an interest rate cap on notional amount of $78.1 million with a term of February 11, 2009 until February 11, 2011 that provides in the event LIBOR exceeds 3.25%, the counterparty will pay us the incremental difference between 3.25% and the current LIBOR rate on the notional amount; and (2) an interest rate cap on notional amount of $68.5 million with a term of February 11, 2009 until February 11, 2011 that provides in the event LIBOR exceeds 3.25%, the counterparty will pay us the incremental difference between 3.25% and the current LIBOR rate on the notional amount. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

Foreign currency fluctuations

We perform our SRO services in many countries throughout the world. When we provide services in foreign countries, we generally charge the customer in the currency of the country in which the work is performed. If the U.S. dollar were to increase in value against other currencies, our revenue from these overseas projects, converted into U.S. dollars, would decrease. A hypothetical 1% change in the value of the euro against the dollar would have changed our revenues by $0.2 million for each of the years ended December 31, 2010 and 2009. In the future, the percentage of our revenues earned in other currencies may increase as we further expand our sales internationally. Accordingly, we are subject to the risk of exchange rate fluctuations between such other currencies and the dollar. We currently do not hedge currency risk through formal hedge arrangements. However, we currently seek to mitigate currency risk through various cash management policies and we may enter into formal hedge arrangements in the future.

Commodity price fluctuations

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include weld wire and weld gasses in our SRO segment and cleaning chemicals and abrasive materials in our Industrial Cleaning segment. Both of our segments also use various fuels to operate vehicles and equipment and we are also subject to significant market risk with respect to fuel prices. If prices of these raw materials were to increase dramatically, we may not be able to pass on such increases to our customers and, as a result, our gross margins could decline significantly. We manage our exposure to commodity pricing risk by seeking to include surcharge clauses and cost escalation clauses in our customer agreements, continuing to diversify our service mix, strategic buying programs and vendor partnering. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2010 and 2009, we did not have any outstanding commodity forward contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by Item 8 of Form 10-K are included beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures referred to in paragraph 4(c) of their certifications included in Exhibit 31 to this report were effective.

Aquilex Holdings LLC

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

Aquilex Holdings LLC

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Aquilex Holdings is a member-managed Delaware limited liability company that does not have a board of directors, board of managers or similar governing body. The governance of Aquilex Holdings is vested in Aquilex Acquisition Sub, the sole member of Aquilex Holdings. Our Credit Agreement prevents Aquilex Holdings from undertaking any activities other than holding the equity interests in Aquilex Corporation, undertaking financing activities for Aquilex Corporation and performing certain ministerial actions in connection with the foregoing.

For administrative purposes, the following individuals have been appointed as officers of Aquilex Holdings: L.W. Varner, Jr. (President and Chief Executive Officer), Jay W. Ferguson (Senior Vice President and Chief Financial Officer) and Gregory M. Birge (Senior Vice President, General Counsel and Secretary).

In light of the foregoing, the following discussion relates to the governance of Aquilex Corporation, the 100% owned subsidiary of Aquilex Holdings through which the business of Aquilex Holdings is exclusively conducted.

Board of Directors

The following table sets forth the name, age and relevant affiliations (if any) of each person who is a director of Aquilex Corporation:

Name	Age	Affiliation

Gus Halas	60	Independent Director
Russell Hammond	39	Director, Teachers’ Private Capital
Charles Philippin	60	Independent Director
Darren Smart	34	Portfolio Manager, Teachers’ Private Capital
L.W. Varner, Jr.	60	President and Chief Executive Officer, Aquilex Corporation

Gus Halas has served as a member of our Board of Directors since June 2007. Mr. Halas has also served as Chairman of the Executive Committee of Central Pet and Garden since July 2010. Mr. Halas was President and Chief Executive Officer of T-3 Energy Services Inc. (2003 – 2009), Chairman of T-3 Energy (2004 – 2009) and served as President and Chief Executive Officer of Clore Automotive, Inc (2001 – 2003). During 2001, Mr. Halas served as President and Chief Executive Officer of Marley Cooling Tower of United Dominion Industries Limited and from 1999 to 2000, Mr. Halas served as President of Ingersoll-Dresser’s Pump Services Group. From 1986 to 1999, Mr. Halas spent his career in various management roles, most recently as Senior Vice President, customer support services of Sulzer Industries, Inc. Mr. Halas has a B.S. in Business from Virginia Tech University and an M.B.A. from Imede Lausanne Switzerland. Mr. Halas has been selected as a director by our principal shareholder in light of his extensive executive management experience and background in the energy sector and prior experience with Aquilex and our management team.

Russell Hammond has been a member of the Board of Directors of Aquilex since the consummation of the Teachers’ Acquisition. Mr. Hammond is a Director at Teachers’ Private Capital, the private equity arm of Teachers’. Mr. Hammond joined Teachers’ after 10 years of investment banking and private equity experience at two leading global investment banks in London, England and Toronto, Ontario. Mr. Hammond graduated as a Presidential Scholar with a B.Sc. from Cornell University and is a CFA charterholder. Mr. Hammond has been selected as a director by our principal shareholder in light of his position within Teachers’, his experience in overseeing the management of other portfolio companies of Teachers’ and his educational background and experience in the areas of business administration and finance.

Charles J. Philippin has been a member of the Board of Directors of Aquilex since the consummation of the Teachers’ Acquisition. Mr. Philippin was a principal of Garmark Advisors, a mezzanine investment fund, from 2002 until his retirement in February 2008. From 2000 through 2002, Mr. Philippin served as Chief Executive Officer of Online Retail Partners, an Internet incubator company. From 1994 through 2000, Mr. Philippin was a member of the management committee of Investcorp International Inc., a global investment group. Prior to 1994, Mr. Philippin was a partner of PricewaterhouseCoopers where he served as National Director of Mergers & Acquisitions. Mr. Philippin is a director, and chairman of the audit committee, of Alliance Laundry Systems and a director of Ulta Salon, Cosmetics and Fragrance Inc. Mr. Philippin has also served as a director of

Aquilex Holdings LLC

Samsonite Corporation (2003 – 2007), CSK Auto (2004 – 2008) and Saks Fifth Avenue (1993 – 2000). Mr. Philippin has been selected as a director by our principal shareholder in light of his extensive experience in management and private equity, as well as his background and knowledge in the accounting field.

Darren Smart has been a member of the Board of Directors of Aquilex since the consummation of the Teachers’ Acquisition. Mr. Smart is a Portfolio Manager at Teachers’ Private Capital, the private equity arm of Teachers’. Mr. Smart joined OTPP in 2005 following previous experience in private equity at a leading Canadian bank. Mr. Smart holds an MBA from Harvard Business School and a BBA from Wilfrid Laurier University. Mr. Smart has been selected as a director by our principal shareholder in light of his position within Teachers’, his experience in overseeing the management of other portfolio companies of Teachers’ and his educational background and experience in the areas of business administration and finance.

L.W. Varner, Jr. is our President and Chief Executive Officer. For additional biographical information on Mr. Varner, see “—Executive Officers.”

Board Committees

The Board of Aquilex Corporation has three standing committees: an audit committee, a compensation committee and an executive committee. The Board does not have a nominating committee, since its members are selected exclusively by our principal shareholder.

Audit Committee

Our audit committee assists the Board of Directors in fulfilling its management and oversight duties with respect to our financial statements, our financial reporting process, our internal controls and risk management, our engagement with our auditors and our compliance with applicable laws.

In 2010, our audit committee met four times to consider our financial reports and other matters relevant to its mandate. It is currently composed of Messrs. Philippin, Hammond and Smart and is chaired by Mr. Philippin.

Our board of directors has determined that Mr. Philippin is an “audit committee financial expert”, as defined by the SEC and is “independent” as that term is defined by the New York Stock Exchange, which we have chosen as the national securities exchange whose independence standards we apply when determining our directors’ independence for purposes of the disclosures required by Item 407 of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for recommending to our Board of Directors, within the scope of the compensation policies set by our Board of Directors, the remuneration package for our Chief Executive Officer and our other executive officers. It reviews the employment agreements we enter into with our executive officers, makes recommendations to our Board of Directors with respect to our employment and compensation policies, and assists the Board of Directors in matters relating to compliance with employment and compensation disclosure laws.

In 2010, our compensation committee met two times. It is currently composed of Mr. Hammond.

Executive Committee

Our executive committee meets when necessary to advise the company and the Board of Directors on operational matters. It is currently composed of Messrs. Hammond and Varner.

Aquilex Holdings LLC

Executive Officers

The following table sets forth the name, age and position of each person who is an executive officer of Aquilex Corporation:

Name	Age	Position

L.W. Varner, Jr.	60	President and Chief Executive Officer, Aquilex Corporation
Jay W. Ferguson	58	Senior Vice President and Chief Financial Officer
J. Douglas Milner	50	Chief Operating Officer
Pedro E. Amador	54	Senior Vice President of International and Chief Technology Officer
Juanita M. Biasini	43	Senior Vice President of Human Resources
Gregory M. Birge	42	Senior Vice President, General Counsel and Secretary

L.W. Varner, Jr. has served as our President and Chief Executive Officer and as a member of our Board of Directors since July 2004. Mr. Varner joined Aquilex in 2004. Prior to Aquilex, Mr. Varner led global industrial businesses for Flakt AB (ABB), Zellweger Uster, AG and Invensys PLC. Mr. Varner began his career in sales and marketing and has over 33 years of industry experience. Mr. Varner has global experience in turnarounds, acquisitions and business integrations. Mr. Varner holds a B.A. in Modern Languages from The Citadel, The Military College of South Carolina. Mr. Varner has been selected as a director by our principal shareholder in light of his extensive experience in executive management and thorough knowledge of our business and the industry in which we operate.

Jay W. Ferguson has served as our Chief Financial Officer since he joined Aquilex in December 2004. Mr. Ferguson began his career with General Electric, where he spent 20 years from 1975 to 1995 in financial leadership positions. More recently, from 1995 to 2004, Mr. Ferguson served as Chief Financial Officer for IMC Vigoro, a subsidiary of IMC Global, and various businesses within SPX Corporation, a global manufacturing company. Mr. Ferguson has extensive international, acquisition and business improvement experience and received a finance degree from the University of Central Florida.

J. Douglas Milner has served as our Chief Operating Officer since March 2008. Mr. Milner began his career in 1983 as Design Engineer at General Electric. He then worked for Exide Electronics from 1991 to 2002, starting as Director of Product Marketing and finishing his career there as President of the Power Systems Group, an operating unit of Invensys plc. After working for a start-up business, Mr. Milner served as President of Stowe Woodward, a subsidiary of Xerium Technologies, for four years where he also held the position of Chief Technology Officer. Mr. Milner holds a B.A. in Physics and Mathematics from Ohio Wesleyan University, an M.S. in Electrical Engineering from Duke University, and an M.B.A. from Duke University.

Pedro E. Amador currently serves as our Senior Vice President of International and as Chief Technology Officer. Mr. Amador joined Aquilex in 1990 and during his tenure has held various leadership positions in technology development, operations, and business development. Prior to Aquilex, Mr. Amador led a research and development group at Scientific Atlanta specializing in remote target positioning systems for the defense industry. Mr. Amador has extensive experience in the development and delivery of differentiated solutions on a global basis for the energy markets served by Aquilex. He has represented the company around the world delivering papers and participating in various committees. Mr. Amador holds a B.S. in Mechanical Engineering Technology from The Southern Polytechnic Institute in Atlanta, Georgia.

Juanita M. Biasini has served as Senior Vice President and Head of Human Resources at Aquilex since January 2005 (with a brief hiatus during 2007). Prior to Aquilex, Ms. Biasini held several human resources leadership positions at Interface, Inc., and Lassing Dibben Consulting Engineers. Ms. Biasini’s experience includes international human resources, acquisitions diligence, organizational development, and talent management. Ms. Biasini received her B.S. in Business Management from the University of Phoenix and holds an M.B.A. from the University of Michigan.

Gregory M. Birge has served as Senior Vice President, General Counsel and Secretary at Aquilex since October of 2008. Mr. Birge began his legal career as a corporate attorney at White & Case, then joined a joint venture of General Electric and Harris, where he served as corporate counsel and later as general counsel. He then became the chief legal officer of a venture company and later joined ChoicePoint, serving as assistant general counsel until joining Aquilex. Mr. Birge received a B.B.A. from Southwestern Adventist University and a J.D. from the University of Miami School of Law.

Aquilex Holdings LLC

Code of Ethics

Aquilex Corporation has adopted a Code of Ethics applicable to our directors and executive officers, including our President and Chief Executive Officer and senior financial officers. A copy of our code of ethics is available on our website, at http://www.aquilex.com/company/corporate-governance.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K with respect to any amendments or waivers of our code of ethics by posting such information on our website, at http://www.aquilex.com/company/investor-relations.

Item 11.	Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management of Aquilex. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Report.

                THE COMPENSATION COMMITTEE

                Russell Hammond

Compensation Discussion and Analysis

In this section, we describe the principles, policies and practices that formed the basis for our executive compensation program in fiscal 2010 and explain how they were applied to our named executive officers. This discussion should be read in conjunction with the tables and text under “Executive Compensation” that describe the compensation awarded to, earned by, and paid to the named executive officers. This Compensation Discussion and Analysis presents historical and current information and analysis related to the compensation programs for our named executive officers and is not necessarily indicative of the compensation that these officers will receive from us in the future.

Overview

As discussed elsewhere in this Annual Report on Form 10-K, on December 15, 2008, we were acquired by Teachers’. As a result of the Teachers’ Acquisition, the composition of our Board of Directors was changed and a new Compensation Committee was formed. Our compensation structure and policies with respect to the compensation of our Chief Executive Officer and executives reporting to our Chief Executive Officer are subject to review by the Compensation Committee or our Board of Directors as a whole. Our Compensation Committee or Board of Directors will continue to review our compensation framework for both our named executive officers and our other employees and make appropriate modifications to continue to achieve both our compensation and business objectives.

Our named executive officers for fiscal 2010 were our principal executive officer (L.W. Varner, Jr., Chief Executive Officer, President and Director); our principal financial officer (Jay W. Ferguson, Senior Vice President and Chief Financial Officer); our Chief Operating Officer (J. Douglas Milner); our Chief Technology Officer (Pedro E. Amador); and our former Senior Vice President of International (Ali Azad), whose employment ceased with us on March 4, 2011. In addition, under SEC regulations, our former President and Chief Operating Officer of Aquilex Specialty Repair and Overhaul, Inc. (Michael S. Ledford) whose employment with us ceased on June 6, 2010 and who was not serving as an executive officer at the end of the last completed fiscal year but who would have been among the three most highly compensated individuals other than Messrs. Varner and Ferguson, but for the fact that he was not serving as an executive officer at the end of 2010, is treated as a named executive officer for fiscal 2010.

Executive Compensation Philosophy

Our overall compensation program seeks to align executive compensation with the achievement of our business objectives and with individual performance towards these objectives. It also seeks to enable us to attract, retain, reward and incentivize executive officers and other key employees who contribute to our success.

Aquilex Holdings LLC

To implement this philosophy, the total compensation program is designed to be competitive with the programs of other companies with which we compete for executives, and to be fair and equitable to us, our executives and our equity holders. Consideration is given to each executive’s overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential, and the combined value of these factors to our long-term performance and growth.

Executive Compensation Objectives: We believe that highly talented, dedicated and results-oriented executives and other employees are critical to our growth and long-term success. As for most companies, our executive compensation program is designed to enable us to:

•	recruit, retain and develop superior management talent;
•	provide competitive pay opportunities;
•	create incentives that will focus our executives on, and reward them for, increasing value for our equity holders;
•	promote transparency of our executive compensation program; and
•	promote a team orientation.

Guiding Principles: Three basic principles guide our Board of Directors and Compensation Committee in establishing our executive compensation program and evaluating its effectiveness:

•

offer a total compensation package that is designed to attract, motivate and retain talent of the caliber necessary to deliver successful business performance, in both absolute terms and relative to the performance of competitor companies;

•	link pay to company and individual performance, in both absolute terms and relative to the performance of competitor companies; and
•

retain the flexibility we need to support our success at this stage of our development, and to respond to changing market conditions, by not implementing any fixed annual incentive formulas or entitlements.

Determination of Compensation

The Compensation Committee is responsible for the development of corporate goals and performance objectives relevant to the compensation of our Chief Executive Officer, as well as evaluating his performance in light of those objectives and determining his compensation level. In addition, the Compensation Committee reviews the recommendations of our Chief Executive Officer with respect to the compensation and other terms of employment of our Chief Financial Officer and all other executive officers reporting directly to our Chief Executive Officer, including our other named executive officers. Following such review, our Compensation Committee approves compensation for our Chief Financial Officer and our other named executive officers. Our Compensation Committee also approves any grants of profits interests to our Chief Executive Officer and our other named executive officers, as well as any non-budgeted changes to the base salary or annual incentive payments paid to our Chief Executive Officer and our other named executive officers. The specific results of the Compensation Committee’s and Board of Directors’ decisions affecting 2010 compensation are described in detail below under the heading, “Elements of Named Executive Officer Compensation and Benefits.” For further discussion of the Compensation Committee’s role and responsibility, see “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees—Compensation Committee” above.

In 2008, we engaged Mercer Human Resource Consulting (“Mercer”) as an outside compensation consultant to assist in the competitive benchmarking and review of our compensation practices and the development of compensation programs for our named executive officers. The analysis provided by this one-time engagement utilized general industry executive compensation benchmarking data from Mercer’s compensation data bank and was used by us in setting our 2008 compensation practices, which practices remained in place through fiscal 2010. Where available, data from specific industries was used to develop competitive market pay statistics so that our compensation is competitive with the companies with whom we compete for executive talent. Other than competitive benchmarking by Mercer against our industry generally, we have not historically identified a specific peer group of companies for comparative purposes and have not engaged in formal competitive benchmarking of compensation against specific peer companies.

Aquilex Holdings LLC

Elements of Named Executive Officer Compensation and Benefits

In 2010, the principal elements of our executive compensation program were:

•	base salary;
•	annual cash incentive compensation;
•	equity compensation in the form of profits interests in Aquilex Holdco;
•	retirement benefits;
•	severance benefits; and
•	other benefits and perquisites.

We believe that the use of relatively few, straightforward compensation components, without any fixed annual incentive formulas or entitlements, promotes the effectiveness and transparency of our executive compensation program.

Base Salary

We provide our named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salaries provide stable compensation to executives, allow us to attract competent executive talent, maintain a stable management team and, through periodic merit increases, provide a basis upon which executives may be rewarded for individual performance. Each of our named executive officers has an employment agreement which sets his minimum base salary. The annual base salaries for our named executive officers employed as of December 31, 2010 are set forth below:

Name & Principal Position	Fiscal Year	Annual Base Salary

L.W. Varner, Jr.,	2010	$500,000
Chief Executive Officer and President	2009	$500,000

Jay W. Ferguson,	2010	$330,000
Senior Vice President and Chief Financial Officer	2009	$330,000

J. Douglas Milner,	2010	$400,000
Chief Operating Officer	2009	$400,000

Pedro E. Amador, [1]	2010	$214,000
Chief Technology Officer

Ali Azad, [2]	2010	$300,000
Former Senior Vice President for International	2009	$250,000

[1]

Mr. Amador was not a named officer prior to 2010. Accordingly, his 2009 compensation information is not included. Mr. Amador’s annual base salary from January 1, 2010 through September 29, 2010 was $206,000. In connection with his promotion to the corporate position of Chief Technology Officer, Mr. Amador’s annual base salary was increased, with effect from September 29, 2010, to $214,000.

[2]

Mr. Azad’s annual base salary from January 1, 2010 through June 1, 2010 was $250,000. In connection with his promotion to the position of Senior Vice President for International, Mr. Azad’s base salary was increased, with effect from June 1, 2010, to $300,000. Mr. Azad’s employment ceased with us on March 4, 2011.

The base salary levels of continuing executives are reviewed annually. The salary payable to our Chief Executive Officer and executives reporting to our Chief Executive Officer, including our named executive officers, is determined by our Compensation Committee on an annual basis. The Compensation Committee takes into account numerous factors in making its determination, including our financial performance, the named executive officer’s track record in meeting his or her performance objectives and comparable salaries paid to other executives of similar experience in our industry.

Aquilex Holdings LLC

The base salaries we paid to our named executive officers in 2010 and 2009 remained the same as those paid in 2008 and were not increased at the time of the annual salary review in September 2010. Upon their promotions in 2010, Messrs. Amador and Azad received an increase in their base salaries to reflect their increased responsibilities.

Annual Cash Incentive Compensation

As a key component of our compensation philosophy, we provide our named executive officers with the opportunity to earn annual cash incentive compensation based on achievement of our short-term business and shared corporate strategic objectives. As additional cash compensation that is contingent on achievement of our objectives, annual cash incentive compensation augments the base salary component while being tied directly to performance.

This program emphasizes variable “at-risk” compensation that is contingent on meeting specific company financial and corporate strategic initiative goals, and:

•	puts a portion of named executive officers’ annual cash compensation at risk based on our financial performance and, where applicable, that of the executives’ business groups;
•	encourages participants in all areas of our company to work together to achieve common goals; and
•	provides a competitive level of targeted annual pay to attract and retain key talent.

The performance based compensation for our named executive officers is based on the following performance measures:

•	Adjusted EBITDA, which is a non-GAAP measurement discussed above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”;
•	free cash flow, which is defined as cash flows from operating activities minus capital expenditures; and
•	achievement of an objectively measurable safety target, TRIRs.

Each year, our Chief Executive Officer and senior management recommend specific performance goals that are subject to our Compensation Committee’s review and approval. Our annual cash incentive calculations are based on the following goals, which are set for each performance measure: (i) a threshold performance goal, (ii) a target performance goal and (iii) a maximum performance goal, which prorates the maximum bonus amount that will be paid. No bonuses are paid to any named executive officer unless the performance goals achieved exceed the threshold performance goal approved by our Compensation Committee. If the threshold performance goal is exceeded, the bonus earned is determined based on the degree to which the threshold is exceeded, up to 125% of the goal number, which is the maximum performance goal.

The specific targets, as well as the weighting of each individual performance measure, is commercially sensitive and confidential, and the disclosure of these specific targets would result in competitive harm to us. At the time they are set, the performance goals that our Compensation Committee approves are, to a large extent, uncertain to be achieved. The threshold performance goals can be characterized as “stretch but attainable,” meaning that based on historical performance, although attainment of this performance level is uncertain, it can reasonably be anticipated that threshold performance may be achieved, while the target and maximum performance goals represent increasingly challenging levels of performance.

Annual incentive compensation, if any, is generally paid approximately thirty days following completion of the audit of our financial results by our external auditor and subsequent approval by our Board of Directors. To be eligible for an annual incentive compensation payment, a recipient must be an active employee on our payroll at the time the payment, if any, is made.

We did not achieve the threshold performance goals set for each performance measure, and accordingly, our named executive officers did not receive any annual cash incentive compensation based on achievement of our specific performance goals in 2010.

In 2010, recognizing the extraordinary efforts of Messrs. Varner and Mr. Ferguson in conjunction with the restructuring of our capital structure of term debt and senior notes, the Compensation Committee decided to pay discretionary bonuses to them equal to $235,000 and $100,000, respectively. A discretionary bonus payment of $100,000 was also made to Mr. Azad in 2010 to recognize his efforts and achievements in connection with the expansion of our international operations as well as his increased responsibilities related to such expansion.

Aquilex Holdings LLC

Equity-Based Compensation

As a means to incentivize and reward our named executive officers for our successful financial performance in the future, we granted our named executive officers certain limited partnership interests (which we refer to as “profits interests”) in Aquilex Holdco, a holding entity which indirectly holds 100% of our equity interests, in conjunction with the Teachers’ Acquisition. These profits interests are governed by the Agreement of Limited Partnership of Aquilex Holdco L.P., dated as of December 15, 2008, as amended (the “Partnership Agreement”), and by individual grant agreements. Additional grants of profits interests may be made to newly hired executives, at the discretion of the Board of Directors, and to existing executives in connection with their promotion or as a result of increased responsibilities. We do not intend to make ongoing periodic grants of profits interests. Profits interests provide our executives an additional cash compensation component with a long-term horizon, since the value to the executive is, as discussed below, dependent on continued employment and our profitability and, in some cases, performance hurdles. Accordingly, we believe that the profits interests help to secure and retain executives and instill an ownership mentality.

In 2009 and 2010, no profits interests grants or other equity grants were made to our named executive officers other than to Mr. Ledford, who was granted profits interests in 2009 in connection with his promotion to the position of President and Chief Operating Officer of Aquilex Specialty Repair and Overhaul, Inc.

In addition to profits interests, in conjunction with our capitalization pursuant to the Teachers’ Acquisition, common interest membership units in Aquilex Holdco (which we refer to as “common interests”) were issued to continuing holders of our predecessor’s membership units. Such common interests are fully vested and are not treated as executive compensation. As of December 31, 2010, our named executive officers held the following number of common interests: Mr. Varner – 2,560,000; Mr. Ferguson – 1,250,000; Mr. Milner – 635,534; Mr. Azad – 350,000; Mr. Amador – 265,000; and Mr. Ledford – 345,000.

Awards of profits interests carry only the right to receive the proportional economic benefit of any distributions we make to our equity holders and do not carry any voting or management rights. Each holder’s profits percentage is fixed at the date of grant, subject to decrease if additional partnership interests are issued or increase if existing partnership interests are forfeited or redeemed for any reason. Profits interests are awarded in the form of (1) time vested profits interests and (2) performance vested profits interests. Vesting is not considered when allocating distributions to equity holders of Aquilex Holdco and all partnership interests, including time vested profits interests and performance vested profits interests, are included when calculating any such distributions. No distributions were allocated to equity holders of Aquilex Holdco in 2009 and 2010.

Awards of profits interests are subject to redemption, at the option of the general partner, upon the holder’s termination. In addition, awards held by Messrs. Varner and Ferguson have an additional put right feature. The discretionary redemption of profits interests and the put right feature held by Messrs. Varner and Ferguson are described below under “—Executive Compensation—Potential Payments upon Termination or Change in Control.”

See “—Executive Compensation—Outstanding Equity Awards at December 31, 2010” for a description of the number of profits interests held by our named executive officers at December 31, 2010.

Retirement Benefits

The Compensation Committee believes that providing a cost-effective retirement benefit for all benefit-eligible U.S.-based employees is an important recruitment and retention tool. Accordingly, we maintain a 401(k) plan for such employees, including our named executive officers, which allows an employee to defer up to 75% of his or her eligible compensation (up to the limits set by the Internal Revenue Service). We historically made matching contributions to the 401(k) plan on an annual basis equal to 100% of elective deferrals (up to the first 2% of eligible compensation) and 50% of elective deferrals (up to the next 4% of eligible compensation) (other than catch-up contributions by employees age 50 and older), up to a maximum matching contribution equal to 4% of the employee’s eligible compensation. In 2010, after a suspension of the matching contribution in April 2009, we re-instituted a matching contribution of 100% of elective deferrals, up to the first 1% of the employee’s eligible compensation. We do not currently provide employees, including our named executive officers, with the opportunity to defer any compensation in excess of the amounts that are legally permitted to be deferred under the Company’s 401(k) plan.

Aquilex Holdings LLC

Severance and Change in Control Benefits

We have employment agreements with each of our named executive officers. The severance and change-of-control provisions in our named executive officers’ employment agreements are described under “—Executive Compensation—Potential Payments Upon Termination or Change of Control.”

On June 6, 2010 and March 4, 2011, respectively, Messrs. Ledford and Azad ceased their employment with the Company. In connection with his separation, Mr. Ledford received the severance payments and benefits provided for in his employment agreement, which are described under “—Executive Compensation—Potential Payments Upon Termination or Change of Control.”

We do not have a formal severance plan or policy for our named executive officers, providing for additional benefits or payments in connection with a termination of employment, change in job responsibility or change in control, nor are there plans to adopt such plans or policies for our named executive officers. As discussed above, the general partner of Aquilex Holdco has the option, but not the obligation, to redeem common interests and profits interests held by a named executive officer at the time employment is terminated.

Other Benefits and Perquisites

We also maintain employee benefit programs for our executive officers and other employees. Our named executive officers generally participate in our employee health and welfare benefits, such as medical, dental, vision, group life and long-term disability insurance, and health-care flexible spending, on the same basis as all benefit-eligible employees, subject to satisfying any eligibility requirements and applicable law.

We do not have a formal perquisite policy, although our Compensation Committee periodically reviews perquisites for our named executive officers. We provide perquisites to our named executive officers that we believe are reasonable in comparison to those typically provided by our competitors. The perquisites, which constitute a small component of total compensation for each named executive officer, include an automobile allowance, and related expenses, commuting expenses, relocation assistance, club membership dues and, for our Chief Executive Officer, supplemental health benefits and a housing allowance. The perquisites provided to our named executive officers in fiscal 2010 are described in detail in the footnotes to the Summary Compensation Table.

Tax and Accounting Considerations

When it reviews compensation matters, our Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to Aquilex and, when relevant, to its executives, although these considerations are not dispositive. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly-traded corporation that pays compensation in excess of $1 million to certain of its named executive officers in any taxable year, unless the compensation plan and awards meet certain requirements. Since neither our equity securities nor the equity securities of our direct or indirect parent companies are required to be registered under Section 12 of the Securities Exchange Act of 1934, we are not currently subject to any limitations under Section 162(m). We also consider Section 409A of the Internal Revenue Code, which governs the form and time of payment of deferred compensation and imposes additional significant taxes and penalties on a recipient of deferred compensation that does not comply with Section 409A.

In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of FASB ASC Topic 505, which requires us to recognize compensation expenses for financial accounting purposes based on the grant-date fair value of profits interests.

Risk Considerations in our Compensation Program

The Compensation Committee and the Board of Directors annually review our compensation plans and programs generally applicable to employees, including the performance measures utilized, the performance and payout formulas, how target level performance is determined (including whether any thresholds and maximums exist) and the mix of fixed and variable compensation which the plans and programs deliver. The plans and programs are also reviewed from the standpoint of reasonableness (e.g., how target and above-target pay levels compare to similar plans for similar populations at similar sized companies and how payout amounts relate to the results which generate the payment), how well the plans

Aquilex Holdings LLC

and programs are aligned with Aquilex’s goals and objectives, and from an overall standpoint, whether these plans and programs represent an appropriate mix of short and long-term compensation.

The purpose of these reviews was, in part, to determine whether any risks related to the design and operation of these plans and programs are reasonably likely to have a material adverse effect on the Company. We believe that our compensation policies and practices do not encourage excessive risk taking. The various mitigating factors which support this conclusion include:

•	Oversight of the management incentive bonus plan and grants of profits interests by the Compensation Committee of the Board of Directors;
•	Management oversight of key plans and programs, including approving target level payouts, setting financial and operating goals, and approving payouts;
•	Administration and oversight of plans and programs by multiple functions within the Company (e.g., finance, operations and human resources);
•

Design of programs which encourage employees to remain focused on both the short- and long-term goals of the Company. For example, our cash bonuses measure performance both individually and company-wide on an annual basis whereas profits interest vesting requirements encourage long-term perspectives among participants, which encourages our employees to focus on sustained appreciation in the value of the business and discourages excessive risk-taking; and

•	A preference for performance measures which result in payments only upon achievement of ultimate financial results.

Consequently, we believe that any potential risks arising from our employee compensation plans and programs are not reasonably likely to have a material adverse effect on the Company.

Executive Compensation

The table below presents the annual compensation for services to us in all capacities for the periods shown for our (i) principal executive officer, (ii) principal financial officer, (iii) the three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as our executive officers on December 31, 2010 and (iv) one additional executive officer who was not serving as an executive officer at the end of the last completed fiscal year but who would have been among the three most highly compensated individuals other than our principal executive officer and our principal financial officer, but for the fact that he was not serving as an executive officer at the end of 2010. These officers are referred to as the “named executive officers.” All dollar amounts are in U.S. dollars.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards	Non-Equity Incentive Plan Compensation[3]	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation[4]	Total

L.W. Varner, Jr., Chief Executive Officer and President
	2010	$500,000	$235,000	$-	$-	$-	$-	$92,863	$827,863
	2009	$500,000	$-	$-	$-	$-	$-	$64,108	$564,108

Jay W. Ferguson, Senior Vice President and Chief Financial Officer
	2010	$330,000	$100,000	$-	$-	$-	$-	$45,897	$445,897
	2009	$330,000	$-	$-	$-	$-	$-	$27,526	$327,526

J. Douglas Milner Chief Operating Officer	2010	$400,000	$-	$-	$-	$-	$-	$138,934	$538,934
	2009	$400,000	$-	$-	$-	$-	$-	$64,905	$464,905

Ali Azad Former Senior Vice President for International [5]
	2010	$277,700	$100,000	$-	$-	$-	$-	$26,616	$404,316
	2009	$250,000	$-	$-	$-	$-	$-	$4,600	$254,600

Pedro E. Amador Chief Technology Officer [6]	2010	$208,800	$-	$-	$-	$-	$-	$2,450	$211,250

Michael S. Ledford Former President and Chief Operating Officer, Aquilex Specialty Repair and Overhaul, Inc.[7]
	2010	$138,506	$-	$-	$-	$-	$-	$438,579	$577,085
	2009	$278,462	$-	$-	$-	$130,529	$-	$10,400	$419,391

Aquilex Holdings LLC

[1]	Amounts in this column represent discretionary bonus payments in 2010 to Messrs. Varner, Ferguson and Azad.

[2]

Our only equity-based compensation consists of grants of profits interests, as described above under “—Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation and Benefits—Equity-Based Compensation.” At the time they are granted, profits interests are considered not to have any value since the holder only has an interest in profits and future appreciation and there is no liquidation value (including for time vested profits interests with a put feature) and, therefore, no amount is reflected in the Summary Compensation Table. Pursuant to FASB ASC Topic 505, however, time vested profits interests without a put feature and performance vested profits interests are treated as equity instruments and we recognize a compensation expense for financial accounting purposes based on the grant-date fair value of the award. The compensation expense for time vested profits interests is recognized over the five year vesting period, however, we are not required to recognize any compensation expense for performance vesting awards until a liquidity event is deemed probable and we do not deem a liquidity event probable until it occurs. Time vested profits interests with a put feature are treated as liability awards for purposes of FASB ASC Topic 505 and, therefore, we recognize a compensation expense for financial accounting purposes based on the changes in the settlement amount of the awards over the five year vesting period. For financial accounting purposes, the grant-date fair value of profits interests awards is calculated by an independent third party, based on a Black-Scholes valuation model. In 2009 and 2010, for the profits interests held by our named executive officers, we recognized compensation expenses for financial accounting purposes of $1,144,425 and $925,078, respectively. For a discussion of the assumptions made in the valuation of profits interests, see Note 2 to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

[3]

Amounts in this column represent the annual cash incentive compensation earned by our named executive officers with respect to performance in the respective year. No distributions or allocations were made to the named executive officers in respect of 2009 and 2010 on account of their profits interests and none of our named executive officers received plan-based cash incentive compensation payments for 2010.

[4]

Amounts in this column include the incremental cost of perquisites and other benefits received by our named executive officers, as well as matching and profit sharing contributions under our 401(k) plan. All perquisites except for the 401(k) contributions were grossed up for tax purposes.

In 2010, we made contributions to our 401(k) savings plan in an amount of $2,450 for Mr. Varner, $2,450 for Mr. Ferguson, $2,450 for Mr. Milner, $2,450 for Mr. Ledford, $2,450 for Mr. Amador and $2,450 for Mr. Azad. In 2010, we provided Messrs. Varner, Ferguson, and Milner with an automobile allowance and, in some instances, paid related maintenance and use costs, and the cost reported in the table includes such allowance and maintenance cost amounts. In 2010, automobile expenses were $17,670 for Mr. Varner, $17,204 for Mr. Ferguson, $13,398 for Mr. Milner and $12,000 for Mr. Azad. In 2010, we provided a housing allowance to Mr. Varner equal to $24,999. In addition to regular health and welfare benefits generally offered to our employees generally, Mr. Varner is also eligible to participate in the Exec-U-Care plan. In 2010, Mr. Varner received benefits under the plan with an aggregate incremental cost to us which totaled $5,120. Messrs. Varner, Ferguson, Milner and Azad also received payments for club membership dues equal to $9,994 for Mr. Varner, $7,800 for Mr. Ferguson, $1,968 for Mr. Milner and $1,908 for Mr. Azad. In 2010 we reimbursed Mr. Milner for the closing costs on his home in North Carolina equal to $23,652 and provided him with an additional cash benefit of $40,900 in relation to his relocation from North Carolina to the vicinity of our headquarters both of which were grossed up for tax purposes. Mr. Varner, Mr. Ferguson, Mr. Milner and Mr. Azad’s car allowance, car expenses and country club dues also received a gross up on these amounts for tax purposes as did Mr. Milner’s relocation benefit. In 2010, Messrs. Varner, Ferguson, Milner and Azad received gross-up payments related to their executive perquisites equal to $32,630 for Mr. Varner, $18,443 for Mr. Ferguson, $56,566 for Mr. Milner and $10,258 for Mr. Azad.

[5]

Mr. Azad’s annual base salary from January 1, 2010 through June 1, 2010 was $250,000. In connection with his promotion to the position of Senior Vice President for International, Mr. Azad’s base salary was increased, with effect from June 1, 2010, to $300,000. Mr. Azad’s employment ceased with us on March 4, 2011.

[6]

Mr. Amador was not a named executive officer prior to 2010. In accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is reported in the Summary Compensation Table. Mr. Amador’s annual base salary from

Aquilex Holdings LLC

January 1, 2010 through September 29, 2010 was $206,000. In connection with his promotion to the position of Chief Technology Officer, Mr. Amador’s annual base salary was increased, with effect from September 29, 2010, to $214,000.

[7]

Mr. Ledford ceased his employment with the Company on June 6, 2010. For a discussion of the severance payments and benefits provided to Mr. Ledford, please see “—Potential Payments Upon Termination or Change of Control.”

Grants of Plan-Based Awards During 2010

The following table summarizes annual cash incentive compensation plan awards and profits interests awards granted to each of our named executive officers in the year ended December 31, 2010.

	Estimate Future Payouts Under Non-Equity Incentive Plan Awards[1]			All Other Equity Awards
Name & Principal Position	Threshold ($)	Target ($)	Maximum ($)	Grant Date	Type of Award	Number of Profit Interests Granted (#)	Grant Date Fair Value of Profits Interest Awards ($/Unit)

L.W. Varner, Jr., Chief Executive Officer and President	$0.00	$500,000.00	$750,000.00				$-

Jay W. Ferguson, Senior Vice President and Chief Financial Officer	$0.00	$264,000.00	$330,000.00				$-

J. Douglas Milner Chief Operating Officer	$0.00	$320,000.00	$400,000.00				$-

Ali Azad Former Senior Vice President for International	$0.00	$150,000.00	$187,500.00

Pedro E. Amador Chief Technology Officer	$0.00	$107,000.00	$134,000.00				$-

Michael S. Ledford Former President and Chief Operating Officer, Aquilex Specialty Repair and Overhaul, Inc.	$0.00	$150,000.00	$187,500.00				$-

Footnotes to Grants of Plan-Based Awards During 2010:

1 The awards shown in the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the target and maximum 2010 award opportunities under our annual incentive cash incentive compensation plan, which were percentages of base salary. No “threshold” payment applies because no cash award is payable if minimum performance targets are met. Cash awards accrue proportionately for performance above the minimum performance targets until the maximum performance targets are met. No cash incentive compensation was earned in 2010 based on the achievement of the performance goals. For an explanation of the annual incentive cash incentive compensation plan, see “—Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation and Benefits—Annual Cash Incentive Compensation.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards During 2010

Employment and Other Agreements

Some of the compensation reflected in the Summary Compensation Table is provided pursuant to employment agreements that we entered into with Messrs. Varner, Ferguson, Ledford, Milner, Amador and Azad. These employment agreements establish the minimum terms and conditions

Aquilex Holdings LLC

of the executives’ employment, which are summarized below. For a discussion of severance pay and other benefits provided in connection with termination of employment and/or change of control, see “—Potential Payments upon Termination or Change of Control.”

Messrs. Varner, Ferguson and Milner

On January 26, 2007, we entered into employment agreements with Messrs. Varner and Ferguson and on March 10, 2008, we entered into an employment agreement with Mr. Milner. Messrs. Varner’s and Ferguson’s agreements were amended and restated on February 1, 2008. Messrs. Varner’s, Ferguson’s and Milner’s agreements were amended on December 15, 2008 in conjunction with the Teachers’ Acquisition and most recently on December 31, 2008 to comply with regulatory changes in tax law. Mr. Varner’s employment period commenced on February 1, 2008 and continues for a term of three years from December 15, 2008 and may be extended for successive one-year terms upon the mutual consent of the parties. Mr. Ferguson’s employment period commenced on February 1, 2008 and continued for a term of two years from December 15, 2008, renewing automatically for successive one-year terms thereafter unless notice of non-renewal is provided by either party. Mr. Milner’s employment period commenced on March 10, 2008 and continued for a term of two years from December 15, 2008, renewing automatically for successive one-year terms thereafter unless notice of non-renewal is provided by either party.

Under their respective employment agreements, Mr. Varner is entitled to an annual base salary of no less than $500,000 and is eligible for an annual bonus, with a maximum target opportunity equal to 150% of his base salary. Mr. Ferguson is entitled to an annual base salary of no less than $330,000 and is eligible for an annual bonus, with a maximum target opportunity equal to 100% of his base salary. Mr. Milner is entitled to an annual base salary of no less than $400,000 and is eligible for an annual bonus, with a maximum target opportunity equal to 100% of his base salary. Messrs. Varner, Ferguson and Milner are eligible to participate in employee benefits (medical, dental, life and retirement benefit plans as implemented by us), and fringe benefits and perquisites, including a monthly car allowance. In addition, Mr. Varner is eligible for payment of his club membership dues and is also eligible to participate in the Exec-U-Care plan, under which his health insurance premiums are paid by us, and certain other medical and dental expenses are reimbursed, up to certain maximum limits set forth in the plan.

Messrs. Ledford, Amador and Azad

On April 30, 2008, we entered into an employment agreement with Mr. Azad. Mr. Azad’s employment agreement provided for a term of one year commencing on April 30, 2008 and renewed automatically for successive one-year terms thereafter. Under his employment agreement, Mr. Azad was entitled to an annual base salary of no less than $300,000 and was eligible for an annual bonus, with a maximum target opportunity equal to 62.5% of his base salary. In addition, Mr. Azad was eligible to participate in employee benefits (medical, dental, life and retirement benefit plans as implemented by us), and fringe benefits and perquisites. Mr. Azad ceased employment with the Company on March 4, 2011.

On January 26, 2007, we entered into employment agreements with Messrs. Amador and Ledford. Each of the employment agreements provides for a term of one year, renewing automatically for successive one-year terms thereafter unless notice of non-renewal is provided by either party. Mr. Amador is and Mr. Ledford was entitled to an annual base salary of no less than $214,000 and $300,000, respectively, and is (or, in the case of Mr. Ledford, was) eligible for an annual bonus, with a maximum target opportunity equal to 62.5% of his base salary. In addition, Mr. Amador is and Mr. Ledford was eligible to participate in employee benefits (medical, dental, life and retirement benefit plans as implemented by us), and fringe benefits and perquisites. Mr. Ledford ceased his employment with the Company on June 6, 2010. For a discussion of the severance payments and benefits provided to Mr. Ledford under the terms of his employment agreement, please see “—Potential Payments Upon Termination or Change of Control.”

Ownership Interests in Aquilex Holdco

We granted our named executive officers limited partnership interests (in the form of profits interests) in Aquilex Holdco, a holding entity which indirectly holds 100% of our equity interests, in conjunction with the Teachers’ Acquisition. Awards of profits interests carry only the right to receive the proportional economic benefit of any distributions we make to our equity holders and do not carry any voting or management rights. For a detailed description of the profits interests held by our named executive officers, see “Management—Compensation Discussion and Analysis — Equity-Based Compensation” and “— Potential Payments upon Termination or Change in Control” below.

Aquilex Holdings LLC

Outstanding Equity Awards at December 31, 2010

The following table provides information about the profits interests held by each of our named executive officers as of December 31, 2010.

Name & Principal Position	Grant Date	Type of Award	Number of Unvested Profits Interests (#)	Market Value of Unvested Profits Interests ($)[1]

L.W. Varner, Jr., Chief Executive Officer and President	12/15/2008	TVP[2]	4,437,963	-
	12/15/2008	PV3	7,396,605	-

Jay W. Ferguson, Senior Vice President and Chief Financial Officer	12/15/2008	TVP[2]	2,252,101	-
	12/15/2008	PV3	3,753,501	-

J. Douglas Milner Chief Operating Officer	12/15/2008	TV2	1,324,765	-
	12/15/2008	PV3	2,207,942	-

Pedro E. Amador Chief Technology Officer	12/15/2008	TV2	496,787	-
	12/15/2008	PV3	827,978	-

Ali Azad Former Senior Vice President for International [4]	12/15/2008	TV2	629,263	-
	12/15/2008	PV3	1,048,772	-

Michael S. Ledford Former President and Chief Operating Officer of Specialty Repair and Overhaul [4]	12/15/2008	TV2	839,019	-
	12/15/2008	PV3	1,048,773	-

* Type of Award:

TV = Time vested profits interest without a put feature

TVP = Time vested profits interest with a put feature

PV = Performance vested profits interest

Footnotes to the Outstanding Equity Awards at December 31, 2010 table:

[1]

There was no public market for profits interests as of December 31, 2010 and thus the market value as of that date is not determinable. For financial accounting purposes, the fair value of time vested profits interests without a put feature, held by Messrs. Milner and Azad, as of December 31, 2010, the date of the most recent independent third party valuation, was $0.126 per unit, and the fair value of performance vested profits interests held by all of our named executive officers as of such date was $0.007 per unit. The fair value of time vested profits interests with a put feature held by Messrs. Varner and Ferguson, as of December 31, 2010, the date of the most recent independent third party valuation, was $0.127 per unit. For a discussion of the assumptions made in the valuation of profits interests, see Note 2 to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Aquilex Holdings LLC

[2]

Time vested profits interests vest in equal installments on each of the first five anniversaries of the grant date, subject to the holder remaining continuously actively employed by us through the applicable vesting date.

[3]

Performance vested profits interests only vest if there is a liquidity event where certain financial performance criteria, including multiples of invested capital and internal rate of return, are achieved, subject to the holder remaining continuously actively employed with us through the date of any qualifying liquidity event.

[4]

Messrs. Azad and Ledford ceased employment with the Company on March 4, 2011 and June 6, 2010, respectively. For a discussion of the treatment of their profits interests in connection with their termination, please see “—Potential Payments Upon Termination or Change of Control.”

Equity Awards Exercised and Vested During the Year Ended at December 31, 2010

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2010 upon the vesting of profits interests.

Name & Principal Position	Number of Time Vested Profits Interests Acquired on Vesting (#)[1]	Value Realized on Vesting ($)[2]

L.W. Varner, Jr., Chief Executive Officer and President	1,479,321	-

Jay W. Ferguson, Senior Vice President and Chief Financial Officer	750,700	-

J. Douglas Milner Chief Operating Officer	441,588	-

Pedro E. Amador Chief Technology Officer	165,596	-

Ali Azad Former Senior Vice President for International	209,754	-

Michael S. Ledford Former President and Chief Operating Officer of Specialty Repair and Overhaul		-

Footnotes to the Equity Awards Exercised and Vested During the Year Ended at December 31, 2010 table:

[1]

Time vested profits interests vest in equal installments on each of the first five anniversaries of the grant date, subject to the holder remaining continuously actively employed by us through the applicable vesting date.

[2]

There was no public market for profits interests as of December 31, 2010 and thus the market value as of that date is not determinable. For financial accounting purposes, the fair value of time vested profits interests without a put feature held by Messrs. Milner, Azad, and Amador, as of December 31, 2010, the date of the most recent independent third party valuation, was $0.126 per unit. Using a value of $0.126 per unit, the fair value of time vested profits interests without a put feature that vested in 2010 was $55,640 for Mr. Milner, $26,429 for Mr. Azad, and $20,865 for Mr. Amador. The fair value of time vested profits interests with a put feature held by Messrs. Varner and Ferguson, as of December 31, 2010, the date of the most recent independent third party valuation, was $0.127 per unit. Using a value of $0.127 per unit, the fair value of time vested profits interests with a put feature that vested in 2010 was $187,874 for Mr. Varner and $95,339 for Mr. Ferguson. For

Aquilex Holdings LLC

a discussion of the assumptions made in the valuation of profits interests, see Note 2 to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Pension Benefits

We do not sponsor or maintain any defined benefit pension or retirement benefits for the benefit of our non-union employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not sponsor or maintain any nonqualified defined contribution or other nonqualified deferred compensation plans for the benefit of our employees.

Potential Payments upon Termination or Change in Control

Our named executive officers would be entitled to payments and benefits upon a termination of employment under certain circumstances. These potential payments and benefits may be provided pursuant to the terms of their employment arrangements with us and upon the potential redemption of profits interests, at the option of the general partner of Aquilex Holdco. In determining amounts payable, we have assumed in all cases that the termination of employment and change in control occurred on December 31, 2010.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. Each agreement establishes the minimum terms and conditions of the named executive officer’s duties, compensation and benefits, and provides that severance benefits appropriate to the named executive officer’s positions will be paid if his employment is terminated (i) by us without cause, (ii) in the case of Messrs. Varner’s, Ferguson’s and Milner’s employment agreements, by the executive for “Executive Cause” or (iii) in the case of Messrs. Varner’s and Milner’s employment agreements, upon non-renewal of their employment agreement. Messrs. Varner’s and Ferguson’s employment agreements previously provided for a payment upon a change in control, and such payments were paid in connection with the Teachers’ Acquisition. Their agreements were subsequently amended to provide that no payments will be paid upon a future change in control.

Mr. Varner. If Mr. Varner’s employment is terminated by Mr. Varner with Executive Cause or by us without Employer Cause, in the event his employment term expires and is not extended by us, or in the event of death or disability, he is eligible to receive:

•	continued base salary for the longer of one year or the remainder of his employment term;
•	any earned but unpaid bonus;
•	a pro-rated bonus for the year of termination; and
•	other than in the case of death or disability, continuation of insurance benefits through the severance period.

Messrs. Ferguson and Milner. In the case of Messrs. Ferguson and Milner, if the executive’s employment is terminated by the executive with Employee Cause or by us without Cause, or in the case of Mr. Milner, in the event we provide him with notice of non-renewal of his employment within 60 days of the expiration of his employment term, the executive is eligible to receive:

•	continued base salary for the longer of one year or the remainder of his employment term;
•	a pro-rated bonus for the year of termination; and
•	continuation of insurance benefits through the severance period.

Aquilex Holdings LLC

Mr. Amador. If Mr. Amador’s employment is terminated by us without Cause, he is eligible to receive:

•	severance benefits in an amount equal to one year’s base salary; and
•	any earned but unpaid bonus; and
•	payment of the executive’s COBRA benefits.

For purposes of the employment agreements, “Employer Cause” or “Cause” generally mean: (1) gross negligence in the performance of the executive’s duties; (2) entering a guilty or no-contest plea to a felony or engaging in fraudulent or criminal activity relating to the scope of the executive’s employment; (3) material violation of our code of conduct; (4) material breach of a material provision of the executive’s agreement, provided the executive has been provided a cure-period not less than 45 days; (5) failure to perform the material duties of the executive’s position, provided the executive has been provided a cure-period not less than 45 days; (6) commission of a felony or crime involving moral turpitude; or (7) conduct which brings us into public disgrace in any material respect.

In the case of Messrs. Varner, Ferguson and Milner, “Executive Cause” or “Employee Cause” generally mean: (1) the assignment to the executive of any significant duties materially inconsistent with the executive’s title, or a substantial diminution in the nature of the executive’s responsibility or status; (2) a material breach by us of any material provision of the executive’s employment agreement; or (3) a salary reduction in any amount. We are allowed a 30-day cure period after the executive provides us with notice of any of the foregoing.

All termination payments under employment agreements entered into with Messrs. Varner, Ferguson, Milner and Amador are conditioned on the execution of a general release. In addition, each of these named executive officers’ employment agreement restricts him from competing with us for 12 months or from hiring any of our employees or soliciting any of our customers during his employment, in the case of Messrs. Varner, Ferguson and Milner, for one year after termination of the executive’s employment, and in the case of Mr. Amador, for two years after termination of his employment. All of our named executive officers are required to maintain the confidentiality of our information.

Accelerated Profits Interests Vesting and Discretionary Redemption

Awards of profits interests vest either solely on the basis of passage of time or solely on the basis of the achievement of certain financial performance criteria. Time vested profits interests vest in equal installments on each of the first five anniversaries of the grant date, subject to the holder remaining continuously actively employed with us through the applicable vesting date. All outstanding unvested time vested profits interests will vest immediately upon (1) a change in control (as defined in the Partnership Agreement) or (2) an initial public offering (as defined in the Partnership Agreement) in which Teachers’ sells at least 25% of its then-existing equity holdings in us. Performance vested profits interests only vest if there is a liquidity event where certain financial performance criteria, including multiples of invested capital and internal rate of return, are achieved, subject to the holder remaining continuously actively employed with us through the date of any qualifying liquidity event. Upon a holder ceasing to be employed by us for any reason prior to an applicable vesting date or liquidity event, as applicable, any unvested profits interests are automatically terminated and forfeited without compensation.

In the event a liquidity event has not yet occurred, and a holder (i) dies, (ii) becomes physically or mental incapacitated, (iii) is terminated without cause, (iv) terminates by reason of a “special event” as defined in such holder’s grant agreement, (v) terminates due to non-renewal of such holder’s employment agreement, or (vi) retires after December 15, 2010 following the attainment of age 65, Aquilex Holdco may, at the discretion of the general partner, redeem such holder’s vested profits interests. The redemption price is equal to the fair market value on the date of termination as set forth in the Partnership Agreement. In the event of termination for any other reason, such holder’s time vested profits interests and performance vested profits interests are forfeited without compensation. However, if such termination is not for cause, Aquilex Holdco may choose to redeem such holder’s time vested profits interests and performance vested profits interests if the general partner determines in good faith there are special circumstances surrounding the holder’s termination that justify such redemption.

Awards held by Messrs. Varner and Ferguson have an additional put right feature that requires, upon the fifth anniversary of the grant date, that the fair market value of the profits interests be calculated. If, based upon this calculation, it is determined that Teachers’ would have achieved a compounded internal rate of return of 20% on their investment (the “Performance Condition”), as if there was a liquidity event, the put right feature may be exercised. If the Performance Condition is not satisfied, the above calculation will continue to be performed on each successive anniversary

Aquilex Holdings LLC

of the Teachers’ Acquisition for the next five years or until such time that it is satisfied. Within 60 days of the achievement of the Performance Condition on the fifth (or later) anniversary of the grant date, the holder will have the right to sell all of his vested profits interests to Aquilex Holdco, and Aquilex Holdco will be required to purchase such interests from the holder, for the fair market value that was used to calculate the Performance Condition. To the extent that payment of the redemption price would cause adverse consequences to the partnership or its subsidiaries under the terms of any debt agreements or similar instruments, the partnership may delay the payment until a later time when such payment would not result in the occurrence of adverse consequences.

Quantification of Termination Payments and Benefits

The following table details the payments and benefits that each of the named executive officers would have been provided under their employment agreements and award agreements if their employment had been terminated on December 31, 2010.

Name & Principal Position	Termination Reason	Severance[1]	Pro-Rata Bonus[2]	Continued Insurance[3]	Total

L.W. Varner, Jr.,
Chief Executive Officer and President	By us without Employer Cause, by executive with Executive Cause, non-renewal of agreement by us, or death or disability	$979,167	$-	$20,114	$999,281

	By us for Employer Cause, by executive without Executive Cause, or non-renewal of agreement by executive

Jay W. Ferguson, Senior Vice President and Chief Financial Officer	By us without Cause, by executive with Employee Cause	$330,000	$-	$11,221	$341,221

J. Douglas Milner
Chief Operating Officer	By us without Cause, by executive with Employee Cause, or non-renewal of agreement by us	$400,000	$-	$9,531	$409,531

Pedro E. Amador Chief Technology Officer	By us without Cause	$214,000	$-	$-	$214,000

Footnotes to the Quantification of Termination Payments and Benefits table:

[1]

These values are based on the base salaries in effect on December 31, 2010. Severance payments for Messrs. Varner, Ferguson, Milner and Amador will be made on a periodic basis in accordance with our regular payroll practices.

[2]	Since no plan-based cash incentive compensation was earned or payable during 2010, no pro-rata bonus would have been payable upon termination.

[3]

Amounts shown in this column are merely estimates and are based on approximate costs of health, dental and life insurance plans, as applicable for fiscal 2010. Amounts for continued health insurance represent employer paid COBRA premiums. The amount for Mr. Varner also includes his continued coverage under the Exec-U-Care program.

Mr. Ledford. On June 6, 2010, Mr. Ledford ceased his employment with the Company and no longer serves in the position of President and Chief Operating Officer of Aquilex Specialty Repair and Overhaul, Inc. Mr. Ledford received the severance compensation provided for under the terms of his employment agreement in the case of a “termination without cause”. The total cost of his severance payment is approximately $430,529 and is being paid out in equal monthly installments over the twelve months following his termination. In addition, Mr. Ledford is eligible for continuation of insurance benefits for 18 months following the date of his termination. In connection with his termination, and as a condition to the payment of his severance benefits, Mr. Ledford is subject to the terms of a general release of claims against the Company. The restrictive covenants contained in his employment agreement continue to apply in accordance with their terms. Mr. Ledford’s employment agreement restricts him from

Aquilex Holdings LLC

competing with us for 12 months after termination of his employment and from hiring any of our employees or soliciting any of our customers for two years after termination of his employment. The general partner of Aquilex Holdco did not exercise its option to redeem Mr. Ledford’s profits interests in connection with the termination of his employment and he continues to hold his partnership interests in Aquilex Holdco.

Mr. Azad. On March 4, 2011, Mr. Azad ceased his employment with the Company and no longer serves in the position of Senior Vice President for International. The restrictive covenants contained in his employment agreement continue to apply in accordance with their terms. Mr. Azad’s employment agreement restricts him from competing with us for 12 months after termination of his employment and from hiring any of our employees or soliciting any of our customers for two years after termination of his employment. Because Mr. Azad voluntarily terminated his employment, no additional amounts were payable to him, other than any vested or accrued benefits to which he was otherwise entitled under terms of the applicable benefit plans. The general partner of Aquilex Holdco did not exercise its option to redeem Mr. Azad’s profits interests in connection with the termination of his employment and he continues to hold his partnership interests in Aquilex Holdco.

Director Compensation

Our directors who are also our employees or employees of Teachers’ receive no additional compensation for their services as directors. Our independent directors receive an annual director’s fee of $35,000. In addition, Mr. Philippin receives an additional $10,000 annually for his service as Chair of the Audit Committee. Messrs. Halas and Philippin are also reimbursed by us for reasonable out-of-pocket expenses incurred by them in connection with attending Board of Directors, committee and stockholder meetings, including those for travel, meals and lodging. We reserve the right to change the manner and amount of compensation to our non-employee directors at any time. Our directors did not receive any additional compensation for their service as directors for the year ended December 31, 2010.

The following table shows fiscal 2010 compensation for our non-employee directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards[2]	Total

Shael Dolman [1]	$-	$-	$-
Gus Halas	$35,000.00	$-	$35,000.00
Russell Hammond	$-	$-	$-
Charles Philippin	$45,000.00	$-	$45,000.00
Darren Smart	$-	$-	$-

Footnotes to the Director Compensation Table:

[1]	As of July 27, 2010, Mr. Dolman no longer serves as a director.

[2]	In 2010, none of our non-employee directors received grants of profits interests awards

As of December 31, 2010, our non-employee directors held the following equity interests in Aquilex Holdco:

Aquilex Holdings LLC

Name	Common Interests[a]	Time Vested Profits Interests[b]	Total Profits Interests[c]	Total Profits Percentage[d]

Shael Dolman	-	-	-	0.00%
Gus Halas	-	125,000	125,000	0.03%
Russell Hammond	-	-	-	0.00%
Charles Philippin	150,000	125,000	275,000	0.06%
Darren Smart	-	-	-	0.00%

(a)	The amounts in this column represent the number of common interests held by our non-employee directors as of December 31, 2010. Such common interests are fully vested and are not treated as director compensation.
(b)	The amounts in this column represent the total number of time vested profits interests, both vested and unvested, held by our non-employee directors as of December 31, 2010. Time vested profits interests vest annually in equal installments over the 5-year period from the grant date.
(c)	The amounts in this column represent the total number of profits interests, on a fully-diluted basis, held by our non-employee directors as of December 31, 2010.
(d)	The amounts in this column represent the total percentage of profits attributable to each of our non-employee directors through their holdings of common interests and profits interests as of December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During 2010, no member of the Compensation Committee served as an officer or employee of Aquilex at any time or had any relationship with Aquilex requiring disclosure as a related-party transaction. During 2010, none of our executive officers served as a member of the board of directors or compensation committee of any unrelated entity that had one or more executive officers serving on our Board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the outstanding limited liability company interests of Aquilex Holdings are held by Aquilex Acquisition Sub. All of the outstanding limited liability company interests of Aquilex Acquisition Sub are held by Aquilex Holdco. The following table provides certain information with respect to the beneficial ownership of the limited partnership interests of Aquilex Holdco as of March 15, 2011, by (i) each individual known by us who owns beneficially 5 percent or more of the outstanding limited partnership interests, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. To our knowledge, each holder of the limited partnership interests has sole voting and investment power with respect to the interests indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

The amount and percentages of limited partnership interests beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Aquilex Holdings LLC

	Limited Partnership Interests Beneficially Owned(1)
Name	Number	Percent

Teachers’(2)	$391,188,966	98.51%

L.W. Varner, Jr.	2,560,000	*
Jay W. Ferguson	1,250,000	*
J. Douglas Milner	635,534	*
Ali Azad	350,000	*
Michael Ledford	345,000	*
Pedro E. Amador	265,000	*
Gus Halas	-	-
Russell Hammond	-	-
Charles Philippin	150,000	*
Darren Smart	-	-
All Directors and Executive Officers as a Group (10 persons)	4,910,534	*
* Less than 1%

(1)	On March 15, 2011, there were 397,114,500 limited partnership interests outstanding.
(2)	The business address for Teachers’ is 5650 Yonge Street, Toronto, Ontario, Canada M2M 4H5.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During 2010, there were no transactions between Aquilex Holdings or its subsidiaries and any other person that would be reportable under Item 404(a) of Regulation S-K. We do not have any management agreement or similar arrangement in place with Teachers’.

Related Party Transaction Approval Policy

Our board has adopted a written related person transaction approval policy, which requires that transactions between us (or our subsidiaries) and any executive officer, director, immediate family member of an executive officer or director or any known 5% stockholder, in each case involving an amount more than $120,000, is submitted to our board for approval. Certain transactions, including compensation transactions, do not require approval under the policy. Under the policy, no director may participate in the consideration of a related party transaction with that director or any related person of that director, except that no director shall be disqualified from considering any transaction between us and Teachers’ or its affiliates solely due to employment by, or the receipt of compensation from, Teachers’ or its affiliates.

In determining whether to approve a proposed transaction, our board will consider (1) whether the transaction is fair and reasonable to us and on substantially the same terms that would prevail if the counterparty was not a related person, (2) the business reasons for the transaction, (3) whether the transaction presents a conflict of interest, (4) any reputational concerns that the transaction may present and (5) the materiality of the transaction.

Director Independence

As a company that does not have its equity securities listed on a national securities exchange, we are not subject to certain governance requirements, including any requirement that our board have any minimum number of independent directors or have an audit committee consisting solely of independent directors.

Aquilex Holdings LLC

For purposes of the disclosures required by Item 407 of Regulation S-K, we have adopted the definition of “independence” used by the New York Stock Exchange when assessing the independence of our directors. Based on that assessment, our board of directors has determined that Messrs. Halas and Philippin are each “independent.”

With respect to the members of our audit committee, our board of directors has determined that Mr. Philippin is independent under both the New York Stock Exchange definition and the requirements of Rule 10A-3 under the Securities Exchange Act. Our board of directors has determined that Messrs. Hammond and Smart are each not independent under such definition and requirements.

With respect to members of our compensation committee, our board of directors has determined that Mr. Hammond is not independent under the New York Stock Exchange definition.

Item 14.	Principal Accountant Fees and Services

The following table provides information about fees paid by us to PricewaterhouseCoopers LLP, our independent registered public accounting firm:

	2010 Amounts	Percentage of 2010 services approved by audit committee	2009 Amounts	Percentage of 2009 services approved by audit committee

Audit fees (a)	$855	100%	$862	100%

Audit-related fees (b)	$427	100%	$950	100%

Tax fees (c)	$594	100%	$740	100%

All other fees (d)	$2	100%	$56	100%

Our audit committee approves in advance all audit and any non-audit services rendered to us by PricewaterhouseCoopers LLP.

(a)	This represents the aggregate fees for the audit of the Company’s financial statement for this fiscal year including the quarterly financial statement reviews.
(b)	This represents fees associated with required procedures related to filing of our Registration Statement on Form S-4 in 2010 and the issuance of the 144A Senior Notes in 2009.
(c)	This represents fees for services with respect to tax compliance, tax advice including tax return preparation, and assistance with tax audits.
(d)	This represents fees for an online research tool (2010) and advisory services related to a Company compliance review (2009).

Aquilex Holdings LLC

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report

(1)	Financial Statements	Page in this Form 10-K
Aquilex Holdings LLC
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2010 and 2009, the period December 15, 2008 to December 31, 2008, and the period January 1, 2008 to December 14, 2008

F-4

Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2010 and 2009, the period December 15, 2008 to December 31, 2008, and the period January 1, 2008 to December 14, 2008

F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, the period December 15, 2008 to December 31, 2008, and the period January 1, 2008 to December 14, 2008	F-6
	Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedule as set forth under Item 8 of this Report
	Schedule II — Valuation and Qualifying Accounts	F-41
All other financial statements and schedules not listed are omitted because they are not required, or the required information is included in the consolidated financial statements

(3)	Exhibits. The following exhibits are either provided with this Form 10-K or are incorporated by reference

Exhibit Number	Description

*	Incorporated by reference
3.1	Certificate of Formation of Aquilex Holdings LLC (Exhibit 3.14 to Registration Statement on Form S-4 filed on May 14, 2010) *
3.2	Second Amended and Restated Limited Liability Agreement of Aquilex Holdings LLC (Exhibit 3.2 to Registration Statement on Form S-4 filed on May 14, 2010) *
4.1	Indenture, dated as of December 23, 2009, among Aquilex Holdings LLC, Aquilex Finance Corp., the subsidiary guarantors named therein and Wilmington Trust FSB, as trustee (Exhibit 4.1 to Registration Statement on Form S-4 filed on May 14, 2010) *
4.2	Registration Rights Agreement, dated as of December 23, 2009, among Aquilex Holdings, LLC, Aquilex Finance Corp., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and RBC Capital Markets Corporation (Exhibit 4.2 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.1	Third Amendment to Credit Agreement, dated as of April 1, 2010 among Aquilex Holdings LLC and Royal Bank of Canada, as Administrative Agent and Collateral Agent (Including Amended and Restated Credit Agreement) (Exhibit 10.1 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 28, 2011 among Aquilex Holdings LLC, Royal Bank of Canada, Morgan Stanley Senior Funding Inc. and each lender party thereto (Exhibit 10.1 to Current Report on Form 8-K filed on February 28, 2011)*
10.3	Employment Agreement, dated as of February 1, 2008, between Aquilex Corp. and L.W. Varner, Jr. (Exhibit 10.2 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.4	Amendment to Employment Agreement, dated as of December 15, 2008, between L.W. Varner, Jr., Aquilex Corporation and Aquilex Acquisition Sub III LLC (Exhibit 10.3 to Registration Statement on Form S-4 filed on May 14, 2010) *

75

Aquilex Holdings LLC

10.5	Second Amendment to Employment Agreement, dated as of December 31, 2008, between L.W. Varner, Jr., Aquilex Corporation and Welding Services, Inc. (Exhibit 10.4 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.6	Employment Agreement, dated as of February 1, 2008, between Aquilex Corp. and Jay W. Ferguson (Exhibit 10.5 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.7	Amendment to Employment Agreement, dated as of December 15, 2008, between Jay W. Ferguson, Aquilex Corporation and Aquilex Acquisition Sub III LLC (Exhibit 10.6 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.8	Second Amendment to Employment Agreement, dated as of December 31, 2008, between Jay W. Ferguson, Aquilex Corporation and Welding Services, Inc. (Exhibit 10.7 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.9	Employment Agreement, dated as of March 10, 2008, between Aquilex Corp. and John Douglas Milner (Exhibit 10.8 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.10	Amendment to Employment Agreement, dated as of December 15, 2008, between John Douglas Milner, Aquilex Corporation and Aquilex Acquisition Sub III LLC (Exhibit 10.9 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.11	Second Amendment to Employment Agreement, dated as of December 31, 2008, between John Douglas Milner, Aquilex Corporation and Welding Services, Inc. (Exhibit 10.10 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.12	Employment Agreement, dated as of January 26, 2007, between Welding Services Inc. and Michael Shannon Ledford (Exhibit 10.11 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.13	Employment Agreement, dated as of April 30, 2008, between Aquilex Corp. and Ali Azad (Exhibit 10.12 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.14	Agreement of Limited Partnership of Aquilex Holdco L.P., dated as of December 15, 2008 (Exhibit 10.14 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.15	First Amendment to Agreement of Limited Partnership of Aquilex Holdco L.P., dated as of June 23, 2009 (Exhibit 10.15 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.16	Form of LP Interest Agreement without put option feature (Exhibit 10.16 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.17	Form of LP Interest Agreement with put option feature (Exhibit 10.17 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.18	Lease Agreement between ARC Strike Limited Partnership and Welding Services, Inc., dated as of October 22, 2001 (Exhibit 10.18 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.19	Lease Agreement between HydroChem Industrial Services, Inc. and Deer Park Industrial, Ltd., dated as of July 18, 2006 (Exhibit 10.19 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.20	First Amendment to Lease Agreement between HydroChem Industrial Services, Inc. and Deer Park Industrial, Ltd. dated as of July 18, 2006 (Exhibit 10.20 to Registration Statement on Form S-4 filed on May 14, 2010) *
10.21	Employment Agreement, dated as of January 26, 2007, between Welding Services Inc. and Pedro Ernesto Amador, Jr.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of Aquilex Holdings LLC (Exhibit 21.1 to Registration Statement on Form S-4 filed on May 14, 2010) *
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

76

Aquilex Holdings LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

Aquilex Holdings, LLC

By:	/s/ Jay W. Ferguson
Jay W. Ferguson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	Aquilex Acquisition Sub III, LLC	Sole Member

By:	Aquilex Holdco L.P.	Sole Member

By:	Aquilex Holdco G.P., LLC	Sole Member

/s/ Russell Hammond		Representative of Ontario Teachers’ Pension Plan Board, its sole member
Russell Hammond

/s/ L.W. Varner, Jr.		President and Chief Executive Officer (Principal Executive Officer)
L.W. Varner, Jr.

/s/ Jay. W. Ferguson		Chief Financial Officer (Principal Financial and Accounting Officer)
Jay W. Ferguson

Aquilex Holdings LLC and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Aquilex Holdings LLC:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations and other comprehensive loss, of changes in member’s equity, and of cash flows for the years then ended and for the period from December 15, 2008 through December 31, 2008 present fairly, in all material respects, the financial position of Aquilex Holding LLC and its subsidiaries (Successor) at December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended and for the period from December 15, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the years ended December 31, 2010 and 2009 and the period from December 15, 2008 through December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 31, 2011

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

To the Board of Directors and Member of Aquilex Holdings LLC:

In our opinion, the accompanying consolidated statements of operations and other comprehensive loss, of changes in member’s equity, and of cash flows for the period from January 1, 2008 through December 14, 2008 present fairly, in all material respects, the results of operations and cash flows of Aquilex Holding LLC and its subsidiaries (Predecessor) for the period from January 1, 2008 through December 14, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period from January 1, 2008 through December 14, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

December 7, 2009

Aquilex Holdings LLC and Subsidiaries

Consolidated Balance Sheets

Amounts in thousands

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$8,689	$11,252
Accounts receivable, net of allowance of $1,552 and $4,046, respectively	80,430	74,626
Inventories	13,044	12,860
Costs and estimated earnings in excess of billings	4,165	3,916
Deferred tax asset	2,378	5,066
Income tax receivable	2,464	13,140
Prepaid expenses	1,908	2,399
Other current assets	1,946	2,169

Total current assets	115,024	125,428

Property and equipment, net	73,391	79,871
Goodwill	258,687	359,391
Other intangible assets, net	206,295	280,831
Deferred financing costs, net	13,413	16,086
Other assets	2,226	4,139

Total assets	$669,036	$865,746

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$17,622	$10,597
Accrued liabilities	36,563	48,203
Income tax payable	1,192	30
Billings in excess of costs and estimated earnings	3,272	3,189
Interest payable	1,071	487
Current portion of long-term debt	1,850	6,595

Total current liabilities	61,570	69,101

Long-term debt, net of discount and current portion	377,387	367,121
Income tax payable	4,398	4,247
Deferred income tax liabilities	32,923	86,895

Total liabilities	476,278	527,364

Commitments and contingencies (Note 10)
Member’s equity
Member’s capital	399,664	398,464
Accumulated deficit	(206,314)	(59,587)
Accumulated other comprehensive loss	(592)	(495)

Total member’s equity	192,758	338,382

Total liabilities and member’s equity	$669,036	$865,746

See accompanying notes to these consolidated financial statements.

Aquilex Holdings LLC and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

Amounts in thousands

	Successor			Predecessor
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008

Revenues	$461,752	$480,905	$14,684	$564,487
Cost of revenue, exclusive of depreciation shown below	320,696	315,706	10,283	378,084
Depreciation	17,827	21,182	966	24,359

Gross profit	123,229	144,017	3,435	162,044

Operating expenses
Selling, general and administrative expense	72,697	84,757	3,388	101,274
Business sale costs	-	-	576	51,820
Depreciation and amortization	19,531	20,670	888	16,082
Impairment charges	158,652	44,147	-	-

Total operating expenses	250,880	149,574	4,852	169,176

Other income (expense)
Interest expense, net	(43,012)	(34,243)	(1,452)	(38,719)
Interest expense, related party	-	(23,376)	(984)	-
Loss on extinguishment of debt	(24,424)	(4,219)	-	(7,362)
Other, net	(134)	384	(47)	(797)

Total other income (expense)	(67,570)	(61,454)	(2,483)	(46,878)

Loss before income tax benefit	(195,221)	(67,011)	(3,900)	(54,010)

Income tax benefit	(48,494)	(10,946)	(378)	(9,214)

Net loss	(146,727)	(56,065)	(3,522)	(44,796)

Other comprehensive income (loss):

Foreign currency translation adjustment	(97)	(512)	17	(1,755)

Comprehensive loss	$(146,824)	$(56,577)	$(3,505)	$(46,551)

See accompanying notes to these consolidated financial statements.

Aquilex Holdings LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

Amounts in thousands, except unit amounts

	Units								Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member’s Equity
	Preferred				Common
	Capital Interest		Priority Profit Interest		Capital Interest		Priority Profit Interest
	Units	Amount	Shares	Amount	Units	Amount	Shares	Amount

Predecessor
Balance at December 31, 2007	17,268,880	$172,688	947,007	$9,471	1,740,071	$1,741	99,930	$100	$(2,693)	$2,481	$183,788

Capital distributions	(94,050)	(940)	-	-	(9,500)	(10)	-	-	-	-	(950)

Accretion of warrants	1,630	163	-	-	185,000	185	-	-	-	-	348

Other comprehensive loss:
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	(1,755)	(1,755)

Net loss for the period January 1, 2008 to December 14, 2008	-	-	-	-	-	-	-	-	(44,796)	-	(44,796)

Balances at December 14, 2008	17,176,460	171,911	947,007	9,471	1,915,571	1,916	99,930	100	(47,489)	726	136,635

Successor
Elimination of predecessor equity structure	(17,176,460)	(171,911)	(947,007)	(9,471)	(1,915,571)	(1,916)	(99,930)	(100)	47,489	(726)	(136,635)

Capital contribution in connection with acquisition of Aquilex Holdings LLC	-	-	-	-	397,429,500	397,429	-	-	-	-	397,429

Other comprehensive loss:
Foreign currency translation adjustment, net	-	-	-	-	-	-	-	-	-	17	17

Net loss for the period December 15, 2008 to December 31, 2008	-	-	-	-	-	-	-	-	(3,522)	-	(3,522)

Balances at December 31, 2008	-	-	-	-	397,429,500	397,429	-	-	(3,522)	17	393,924

Capital distributions	-	-	-	-	(315,000)	(295)	-	-	-	-	(295)

Performance units compensation	-	-	-	-	-	1,330	-	-	-	-	1,330

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(512)	(512)

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(56,065)	-	(56,065)

Balances at December 31, 2009	-	-	-	-	397,114,500	398,464	-	-	(59,587)	(495)	338,382

Performance units compensation	-	-	-	-	-	1,200	-	-	-	-	1,200

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(97)	(97)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(146,727)	-	(146,727)

Balances at December 31, 2010	-	$-	-	$-	397,114,500	$399,664	-	$-	$(206,314)	$(592)	$192,758

See accompanying notes to these consolidated financial statements.

Aquilex Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

Amounts in thousands

	Successor			Predecessor
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008
Cash flows from operating activities
Net loss	$(146,727)	$(56,065)	$(3,522)	$(44,796)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	20,380	23,978	1,018	27,385
Amortization of intangible assets	16,978	17,874	813	13,149
Bad debt expense	978	2,679	479	1,727
Deferred income taxes	(51,295)	(12,752)	(414)	(9,977)
(Gain) loss on sale of fixed assets	(162)	193	-	170
Noncash interest expense	5,323	10,264	546	3,366
Noncash equity compensation	1,144	1,330	-	-
Impairment charge	158,652	44,147	-	-
Loss on extinguishment of debt	24,424	4,219	-	7,362
Change in fair value of interest rate swaps	-	-	-	152
Change in fair value of interest rate caps	-	296	-	-
Changes in operating assets and liabilities
Accounts receivable	(7,130)	18,261	19,585	(22,693)
Inventories	(336)	2,127	(84)	(1,024)
Costs and estimated earnings in excess of billings	(250)	3,818	(3,340)	2,991
Prepaid expenses	480	102	(62)	15
Other assets	222	(688)	(48)	1,093
Income taxes	11,939	2,793	(264)	(783)
Accounts payable and accrued liabilities	(5,925)	(22,661)	(11,148)	69,529
Billings in excess of costs and estimated earnings	142	(5,970)	5,084	(3,853)
Interest payable	(1,156)	(1,129)	1,036	577
Other	(330)	(39)	653	976

Net cash provided by operating activities	27,351	32,777	10,332	45,366

Cash flows from investing activities
Capital expenditures	(12,740)	(14,775)	(917)	(17,240)
Acquisition of Aquilex Holdings LLC, net of cash acquired	-	(6,325)	(337,071)	-
Proceeds from sales of property and equipment	398	589	-	-
Restricted cash	1,689	(346)	1,317	(1,484)

Net cash (used in) investing activities	(10,653)	(20,857)	(336,671)	(18,724)

Cash flows from financing activities
Payments on long-term debt	(197,130)	(220,199)	(412,917)	(1,489)
Proceeds from long-term debt	183,150	215,883	373,977	6,463
Payments on revolver debt	(5,000)	(12,700)	-	-
Proceeds from revolver debt	5,000	5,000	-	-
Capital contributions (distributions)	-	(295)	397,430	(950)
Payments on capital lease obligations	(92)	(159)	-	-
Purchase of interest rate caps	-	(338)	-	-
Payment of deferred financing costs	(5,740)	(8,356)	(11,097)	-

Net cash (used in) provided by financing activities	(19,812)	(21,164)	347,393	4,024

Net (decrease) increase in cash and cash equivalents	(3,114)	(9,244)	21,054	30,666

Effect of foreign currency changes on cash	551	(558)	-	(263)

Cash and cash equivalents
Beginning of period	11,252	21,054	-	20,084

End of period	$8,689	$11,252	$21,054	$50,487

Supplemental cash flow information
Cash paid (refunded) during the period for:
Interest	$37,213	$41,189	$956	$32,882
Income taxes, net	(9,154)	(1,574)	60	1,732

See accompanying notes to these consolidated financial statements.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

1.	Description of Business and Basis of Presentation

Description of Business

Aquilex Holdings LLC and subsidiaries (Company) is a leading provider of critical industrial services to the energy industry. The Company provides a broad array of recurring services to the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries through the combination of proprietary automation technology, a specialized equipment fleet and a specially trained labor force. The Company’s services are essential in maintaining and enhancing the efficiency, operability and profitability of customer plants by minimizing downtime and extending service life at a lower cost than replacement alternatives.

Aquilex Holdings LLC was formed in connection with the acquisition by affiliates of Harvest Partners on January 31, 2007 of Aquilex Corporation, which is the 100% owned subsidiary of Aquilex Holdings LLC through which the Company now conducts business. Aquilex Corporation’s business commenced in its current form in April 2002 when it acquired Welding Services Inc. (WSI) and its European subsidiary, Aquilex Welding Services B.V.(AWS). WSI was formed in 1979 and has provided specialized welding, repair and overhaul services since its inception in a wide range of heavy industries including power generation (fossil-fueled and nuclear), waste-to-energy, chemical and refinery, and pulp and paper. WSI’s business is now part of the Specialty Repair, and Overhaul (SRO) segment, to which the Company added the business of Southeastern Mechanical Services, Inc. (SMS) and SMS Global Inc. (SMS Global) in July 2007. SMS had provided SRO services since its inception in 1982.

In June 2007, the Company acquired HydroChem Holding Inc. (HydroChem), which established our Industrial Cleaning (IC) segment. HydroChem was formed in 1993 and had comprised the IC businesses of Hydro Environmental Services Limited Partnership and Brown & Root Industrial Services, Inc., as well as the Dowell Industrial Services division of Dowell Schlumberger Inc.

Aquilex Holdings LLC, for the period from January 31, 2007 until December 14, 2008 (the day before the Teachers’ Acquisition), is referred to as Predecessor. On December 15, 2008, Predecessor was acquired from Harvest Partners by affiliates of the Ontario Teachers’ Pension Plan Board (OTPPB), an acquisition the Company refers to as the “Teachers’ Acquisition.” Refer to Note 3, “Acquisition of Predecessor Company – Aquilex Holdings LLC”, Aquilex Holdings LLC, for the period from and after December 15, 2008 is referred to as the Successor.

The Company reports operating results in two reportable segments: Specialty Repair and Overhaul (SRO) and Industrial Cleaning (IC).

SPECIALTY REPAIR AND OVERHAUL (SRO)

SRO provides specialized welding overlay and repair services for industrial applications of erosion and corrosion protection services, repair technology services, and shop services.

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

Aquilex Acquisition Sub III, LLC has elected to be taxed as a C-corporation for income tax purposes. As such, income taxes have been provided for the Company in accordance with Staff Accounting Bulletin (SAB) Topic 1B’s “carve out” accounting. In addition, income taxes

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

have been provided for certain corporate subsidiaries of the company under the separate return method for allocating consolidated income tax expense.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

The Company has revised the presentation of the Consolidated Statement of Operations and Other Comprehensive Loss for all periods by classifying “Impairment charges” within total operating expenses. Impairment charges were previously classified in other income (expense).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. On an ongoing basis, estimates are reviewed based on information that is currently available.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The Company’s cash equivalents consist primarily of overnight commercial bank and money market deposits. The carrying amounts reported in the balance sheet approximate fair value.

Restricted Cash

Restricted cash represents amounts held in restricted accounts supporting arrangements on certain customer contracts as well as for collateral under certain bonding and bank arrangements. Included in long-term other assets at December 31, 2010 and December 31, 2009 is $588 and $2,459, respectively, of restricted cash balances.

Accounts Receivable

Accounts receivable represent amounts currently due from customers, but not yet collected. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance consists of specifically reserved against receivables with an additional reserve, based on historical write-off experience and current economic conditions. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance after all means of collection have been exhausted and are deemed by management probable of being uncollectible.

Inventories

Inventories are valued at the lower of cost or market using the average cost method. Costs included in inventories primarily consist of welding wire and related materials used in production or delivery of services for the SRO segment and chemicals and parts used in the ordinary course of business for the IC segment.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Contract Related Assets and Liabilities

Costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress. Such costs include all direct costs and overhead allocation. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project.

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets represent advanced billings to clients on contracts in advance of work performed.

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Estimated useful lives are as follows:

Useful Life (years)

Buildings	39
Leasehold improvements	5-10
Furniture, fixtures, and equipment	3-8
Machinery and equipment	3-10
Vehicles	1-5

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statement of operations.

Financial Instruments

Derivative financial instruments, including interest rate swaps and interest rate caps, may be used within the normal course of business principally to manage the interest rate risk resulting from variable interest payments on floating rate debt. The Company does not hold or issue derivative financial instruments for trading purposes. Additionally, the Company has not elected hedge accounting treatment for the derivatives.

Fair Value of Financial Instruments

Fair value is defined under Accounting Standards Codification (ASC) 820-10 Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820-10 (SFAS No. 157) also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1–inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

Level 2–inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Level 3–inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

As of December 31, 2010, the Company had $8,689 of cash. The Company utilized Level 1 inputs, as defined in the fair value hierarchy, to determine the fair value of cash.

As of December 31, 2010, the Company had carrying values of $80,430 for accounts receivable, net, and $17,622 for accounts payable. For these respective items, the carrying value approximated fair value at December 31, 2010. The carrying value for long-term debt was $379,237 and the fair value approximated $391,988 at December 31, 2010.

In accordance with ASC 350-10 (SFAS No. 142, Goodwill and Other Intangible Assets), and ASC 360 (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), goodwill and intangible assets were written down to $258,687 and $206,295, respectively. The write down of the assets resulted in a goodwill impairment charge of $101,076 and an intangible assets impairment charge of $57,576. These are measured at fair value on a non-recurring basis. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, for the fair value measurement of these assets. These items are presented on the balance sheet as “Goodwill” and “Other intangible assets, net.” Changes in these respective items appear as “Impairment charges” on the Consolidated Statements of Operations and Other Comprehensive Loss. See also Note 5, Goodwill and Other Intangible Assets.

For the year ended December 31, 2010, there have been no transfers between hierarchy levels.

	Level 1	Level 2	Level 3	Total

Intangible assets	$-	$206,295	$-	$206,295
Goodwill	-	258,687	-	258,687

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

Goodwill and Nonamortizable Intangible Assets

ASC 350-10 (SFAS No. 142, Goodwill and Other Intangible Assets), provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, instead, must be tested at least annually for impairment. ASC 350-10 also provides specific guidance for testing goodwill and other non amortized intangible assets for impairment. The first step in testing for goodwill impairment compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in operating expenses.

Our annual impairment testing date is November 30, and we will test for impairment between annual test dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate, loss of a significant customer or loss of key personnel. ASC 350-10 requires that we make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. We determine the fair value of a reporting unit using a discounted cash flow, or DCF, analysis. Determining fair value requires the exercise of significant

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

judgment, including judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budget and, for the years beyond the budget, our estimates are based on assumed growth rates. The discount rates used in the DCF analysis are intended to reflect the risks inherent in the future cash flows of the respective reporting units and range from 11% to 14%. In addition, we utilized a market-based approach evaluating comparable company public trading values in order to validate that the fair value derived from the discounted cash flow analysis was comparable to our market peers.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, the profitability of our individual reporting units may suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to Aquilex Holdings and its subsidiaries as a whole and might adversely affect the fair value of the individual report units. If material adverse conditions occur that impact our reporting units, our future estimates of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

Long-Lived Assets and Amortizable Intangible Assets

We review our long-lived assets, including our intangible assets with finite useful lives, for impairment if events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, as required by ASC 360-10 (SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). If an evaluation is required, the estimated future undiscounted cash flows associated with the asset or asset group are compared to the asset or assets groups’ carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets or asset groups subject to review. Forecasts require assumptions about demand for our services and future conditions in the end markets we serve. Since estimating future cash flows requires significant judgment, our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between fair value of such asset or asset group and its carrying value. Such expense would be reflected in operating expenses.

We estimate the useful life and fair value of purchased intangible assets at the time of acquisition and periodically review these estimates to determine whether these lives are appropriate. Our intangible assets subject to amortization consist primarily of customer relationships, technology and intellectual property. Customer relationships, which include the fair value of acquired customer contracts, were evaluated for each operating segment using a discounted cash flow methodology and are amortized over the period in which the economic benefits of the intangible assets are consumed or otherwise used up. Estimated future cash flows for each operating segment were derived based on detailed budgets and projections prepared by management. Technology and intellectual property were evaluated using a discounted cash flow methodology. Intangible technology assets are amortized on a straight-line basis over a term of nine to ten years. Estimated future cash flows for each technology and intellectual property asset was derived based on detailed budgets and projections prepared by management.

If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Intangible assets with estimable useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Useful Lives (years)

Customer relationships	15
Technology	5-10
Non-compete agreements	2

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Warrants

In connection with the Harvest acquisition on January 31, 2007, the Company issued warrants in conjunction with the $41,241 payment in kind term loan facility. The warrants qualified as equity instruments and as a result, were classified in accordance with ASC 470-20-25-2 as paid-in capital and additional debt discount wherein a portion of the proceeds received for debt issued with detachable warrants to purchase stock is attributable to warrants. The debt discount is amortizable over the period of the debt. As a result of the Teachers’ Acquisition in 2008, $348 was charged to expense in the period ended December 14, 2008 to write off the balance of the unamortized debt discount.

Revenue Recognition

The Company evaluates the circumstances of each contract to determine the appropriate application of revenue recognition methods.

SRO Segment

The SRO construction services contracts as well as the short term fixed- price contracts are primarily accounted for by the completed contract method as these contracts set forth the scope of services, and provide a detailed work plan and timetable. Additionally, these fixed-price contracts generally include automatic pricing adjustments to account for changes in the price of weld wire, the primary input material the Company uses in carrying out projects. In such cases, revenue is recognized at the completion of the job, when shipped, accepted by the customer, title and risk of loss have transferred to the customer and collectibility is reasonably assured.

Certain other SRO contracts are accounted for by the percentage of completion method. This method is used where there are reliable estimates of revenue and cost, the contract specifies terms and conditions, and both the purchaser and the Company have the ability and expectation to perform all the contractual duties. In this regard, the SRO segment uses two methods for determining the percent complete.

The output method involves the use of contract milestones which are specifically outlined in the contracts and reflect a reasonable estimate of progress on the project. Once the specific milestone is met, a percentage of revenue is recognized based on the cost incurred of the milestone and the estimated margin of the project. These milestones have clearly defined, recognized, and separable value and cost that reasonably reflect the progress of a long-cycle contract across multiple accounting periods. In some contracts, both specific billing and completion milestones are present. Sometimes, these are the same. However, the Company does have contracts where the billing milestone is set to have cash in advance of the revenue. In such circumstance, billing in excess of cost is recognized as a liability. In the event the project does not have definitive milestones, the input method of cost-to-total estimated costs is used to measure results directly and to measure progress toward completion. In these arrangements, a percentage of revenue is recognized based on the ratio of costs incurred to total estimated costs after giving effect to estimates of costs to complete based on most recent information. We recognize revisions in profit estimates to income in the period in which the revision is determined. Estimated contract losses are recognized in full when determined.

In addition, the input method is primarily used on time and materials contracts. Under the input method, revenue is recognized based upon hours and cost to date at the estimated margin of the job. Due to the nature of these jobs, actual invoicing is completed after the revenue event occurs and therefore a cost in excess of billing is recorded at month end.

At December 31, 2010 and 2009, the SRO segment did not have any contracts for which a loss was anticipated.

These methods for determining the percent complete are applied consistently among all of the SRO segment contracts having similar characteristics.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

IC Segment

Revenues are recognized at the estimated recoverable amounts as services are provided. The industrial cleaning segment derives its revenues from services under time and materials and fixed-price contracts.

Revenues from time and materials contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable. At December 31, 2010 and 2009, the IC segment did not have any contracts for which a loss was anticipated.

Warranty Liabilities

The Company warrants labor and equipment for repair and construction of its product and services for periods ranging from one to ten years following their sale. In general, 80% of warranties offered are in the one to two year range and less than one percent are in the five to ten year range. A provision for estimated warranty costs is recorded in the period in which the work is completed. The methodology used to calculate the provision takes an average of expected warranty claims, which is then multiplied by an average expected cost per claim. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates for specially identified items, requiring adjustments to the reserve. Warranties are not sold separately from products or services.

In Europe, in addition to a warranty, the Company offers an inspection service in connection with the warranty. Such inspections are carried out during the warranty period and costs related to the inspection are recorded in cost of goods sold. The methodology used to estimate a provision for estimated inspection costs is the same as that used for warranty costs. A provision for inspection costs is reported at the end of each reporting period.

At December 31, 2010 and December 31, 2009, $431 and $554, respectively, are recorded in accrued liabilities in the consolidated balance sheet for warranty liabilities.

The activity of accrued warranties consists of the following:

	2010	2009
Balance at beginning of year	$554	$798
Additional accruals	121	82
Settlements made (in cash or in kind) during the year	(244)	(326)

Balance at end of year	$431	$554

Insurance Reserves

The Company’s property and casualty, general liability and workers’ compensation insurance reserves are based upon management’s assumptions and estimates regarding the probable outcome of the claims. The Company estimates its exposure for individual claims and then makes percentage adjustments for possible increases based on historical data reflecting the type and age of the claim. From time to time the Company obtains an actuarial estimate of its property and casualty and workers’ compensation liability. Should the outcome differ from management’s assumptions and estimates or should the insurance carriers become insolvent and unable to cover claims in excess of the Company’s deductible, revisions to the estimated reserves for property and casualty and workers’ compensation insurance would be required. The Company’s insurance reserves consist of estimated claims incurred but not reported at the balance sheet date and are based upon historical payment trends.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

The Company has a $500,000 per occurrence high deductible insurance program for most losses related to general liability, product liability, automobile liability, workers’ compensation, and certain legal claims. For the Company’s environmental liability, they have a $150,000 per occurrence high deductible. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The Company has a $300,000 per covered person high deductible insurance policy for medical and dental coverage. The Company has a stop loss amount that limits exposure to an aggregate payout in a policy year to $8,500 for policy periods prior to June 7, 2010 and $7,654 for policy periods after June 7, 2010. Losses up to the deductible amount are accrued based upon the Company’s estimates of the ultimate liability for claims incurred. The accruals are based on all available information at the time the financial statements are prepared.

Foreign Currency Translation and Transaction Gains/(Losses)

Assets and liabilities of our non-U.S. subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of our foreign subsidiaries are included in Accumulated other comprehensive income, a component of Member’s Equity. Foreign currency transaction gains and losses are reported in results of operations. Translation adjustments included in other comprehensive income for the periods January 1, 2008 to December 14, 2008, December, 15, 2008 to December 31, 2008, and the years ended December 31, 2009 and December 31, 2010 were ($1,755), $17, ($512), and ($97), respectively. Net gains and losses from foreign currency transactions included in earnings for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and the years ended December 31, 2009 and December 31, 2010 were $1,010, $0, $28, and ($8), respectively and are included in Other, net in the consolidated statements of operations and Other comprehensive income.

Stock Based Compensation

As consideration to perform services to the Company, certain members of management were granted Time Vested Profits Interests and Performance Vested Profits Interests in Aquilex Holdco LP (Holdco LP). Holdco LP is the limited partner in Acquisition Sub III, LLC.

Time Vested Profits Interests

Time Vested Profits Interests units vest in equal installments on the first, second, third, fourth and fifth anniversaries of the date upon which such Time Vested Profits Interests were granted, subject to the employee remaining continuously actively employed with the Company or any of its Subsidiaries through the applicable vesting date. Upon an employee ceasing to be employed by the Company or any of its Subsidiaries for any reason prior to an applicable vesting date, any unvested Time Vested Profits Interests shall be automatically terminated and forfeited without compensation. All unvested Time Vested Profits Interests that remain outstanding and eligible for vesting will vest immediately upon (1) a Change in Control or (2) an IPO in which OTPPB sells at least 25% of its then-existing equity holdings in the Company. Compensation expense on Time Vested Profits interests is recorded over the five year vesting period.

Awards held by some members of management have put features that require, upon the fifth anniversary of the grant date, the fair market value of the Company be calculated. If based upon this calculation it is determined that Teachers’ would have achieved a compounded internal rate of return of 20% on its investment (Performance Condition), as if there was a liquidity event, the put feature may be exercised. This calculation would utilize a business enterprise valuation. If the Performance Condition is not satisfied, the above calculation will continue to be performed on each successive anniversary of the grant date for the next five years until such time that it is satisfied. Within 60 days of the achievement of the Performance Condition above on the fifth (or later) anniversary of the grant date, the holder may put all vested units to the Company using the fair market value that was used to calculate Performance Condition.

A portion of the Time Vested Profits Interests units with put options are required to be reported as a liability as they are amortized over the vesting period.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Performance Vested Profits Interests

The Performance Vested Profits Interests units only vest if there is a liquidity event where certain performance thresholds are achieved. Holders of these awards must be an employee as of the date of any qualifying liquidity event. All Performance Vested Profits Interests are forfeited in the event a holder leaves the Company.

The Company will not recognize any compensation expense on these awards until a liquidity event is deemed probable. The Company does not deem a liquidity event probable until it occurs.

Income Taxes

The Company is a Limited Liability Company (LLC) and as such, members of an LLC are not personally liable for any debt, liability or obligation of the Company. However, the Company’s operations consist of both an LLC, which is not taxed as a separate entity, and certain corporate subsidiaries, which are subject to taxation under the provisions of the Internal Revenue Code.

The Company follows the asset and liability method of accounting for income taxes in accordance with ASC 740 (SFAS No. 109, Accounting for Income Taxes). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes an estimate of future taxable income, reversals of deferred tax liabilities, carry back periods, and tax planning strategies.

In accordance with ASC 740-10, the Company recorded reserves and interest for the uncertain outcome of certain tax positions and elected to include any future penalties and interest related to uncertain tax positions in income tax expense.

The Company has determined that it has no material increases or decreases in the liability for unrecognized tax benefits as of December 31, 2009. The unrecognized tax benefits as of December 31, 2010 have decreased $1,780 related to expirations of certain statute of limitations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of accounts receivable and cash deposits. The Company maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. The Company has not incurred to date nor does it expect to incur any losses related to the cash deposits.

The Company grants credit, generally without collateral, to its customers, which include electric power, oil and gas, and petrochemical companies located primarily in the United States, Europe, Canada, South America, and India. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors throughout such countries. However, the Company generally is entitled to payment for work performed and has certain lien rights on that work.

Management believes the Company’s credit risk in its portfolio of accounts receivable is adequately reserved. Receivables with any one particular customer could be material at a point in time and if a bankruptcy occurred with one of these customers, the loss could be material. Management believes timely collection of trade receivables minimizes associated credit risk. On a periodic basis, management evaluates the creditworthiness of the Company’s customers and monitors accounts receivable, but typically does not require collateral. For the year ended December 31, 2010, the largest customer represented 8.4% of revenue.

New Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (Codification), which has become the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for all interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to Codification in respect to the appropriate accounting standards throughout

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

this document as “ASC.” Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)

In October 2009, the FASB issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial position and results of operations.

ASU 2010-06, Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position and results of operations.

3.	Acquisition of Predecessor Company – Aquilex Holdings LLC

On October 4, 2008, Aquilex Acquisition SUB III, LLC, an affiliate of the OTPPB, entered into a unit purchase agreement to acquire all outstanding capital stock of Aquilex Holdings LLC. The acquisition was completed on December 15, 2008. The total adjusted acquisition price as of the closing date was $760,310. The acquisition total included $11,148 of transactions fees and expenses. The acquisition was financed with approximately $7,700 of revolver debt, $218,426 of term debt, $147,852 of mezzanine debt, $391,874 of owner equity and management contributions of $5,555.

The acquisition was accounted for as a purchase in accordance with the business combination rules prior to ASC 805-20 (SFAS 141(R) “Business Combinations”). Accordingly, the Company allocated the purchase price of the predecessor company based upon the fair values of the net assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

Accounts receivable	$ 115,593
Inventory	15,788
Cost in excess of billings	3,493
Current deferred tax asset	6,120
Income tax receivable, net	11,635
Prepaid and other current assets	4,128
Fixed assets	90,030
Other intangibles	302,250
Other assets	5,540
Accounts payable and accrued liabilities	(91,026)
Billings in excess of costs	(4,062)
Noncurrent deferred income tax liability	(101,509)

357,980
Goodwill	392,007

Aggregate purchase price, net of cash acquired of $10,322	$749,987

In connection with the acquisition, the Company capitalized financing costs of $11,097.

For the acquired entity, $101,023 of the Goodwill is deductible for tax purposes.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

The Company separately identified customer relationships, trade names, technology, and non-compete agreements as the acquired identifiable intangible assets. As of the date of acquisition, these assets were valued as follows:

Customer relationships	$230,400
Trade names	47,500
Technology	24,200
Non-compete agreements	150

$302,250

Additional purchase price consideration of $6,523 cash was paid to the sellers in 2009 as a result of the finalization of the post closing working capital adjustment, as required by the unit purchase agreement. In addition, in December 2009, Teachers’ and Harvest Partners executed an amendment to the Unit Purchase agreement pertaining to tax matters occurring on or before December 14, 2008. The amendment resulted in an adjustment to goodwill of $2,208.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Land	$1,569	$1,569
Buildings	1,803	1,150
Improvements	1,613	1,680
Machinery and equipment	91,009	78,003
Furniture, fixtures and equipment	5,065	4,213
Vehicles	5,786	5,541
Construction in progress	11,467	12,638

	118,312	104,794
Less: Accumulated depreciation	(44,921)	(24,923)

Net property and development	$73,391	$79,871

Depreciation expense for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and for the years ended December 31, 2009 and December 31, 2010 was $27,385, $1,018, $23,978, and $20,380, respectively.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

The evaluation of impairment under ASC 360-10 requires the assessment of the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows, without regard to interest expense, will be sufficient to cover the carrying value of such assets. This requires management to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

The Company determined that there were no events or changes in circumstances during 2010 indicating that the carrying amount of the long-lived assets might not be recoverable.

5.	Goodwill and Other Intangible Assets

In accordance with ASC 350, the Company completed its annual evaluation of goodwill by reporting unit in the fourth quarter of 2010. As a result of the global economic downturn, reductions to the Company’s revenue, operating income, and cash flow forecasts, the Company determined that the goodwill related to SRO reporting unit was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $101.1 million in the fourth quarter of 2010. The remaining carrying value of goodwill in the SRO reporting unit at December 31, 2010 totaled $140.0 million. The Company’s evaluation of goodwill in the IC reporting unit indicated that the fair values of the IC reporting unit exceeded its estimated carrying value and therefore goodwill was not impaired in the IC reporting unit.

For purposes of establishing inputs for the fair value calculations in the evaluation of goodwill, the Company made the following assumptions. The Company applied gross margin assumptions consistent with the Company’s historical trends at various revenue levels and used a 5% growth factor to calculate the terminal value of its reporting units, which is consistent with the rate used in the prior year. The Company used a 14% discount rate to calculate the terminal value of the SRO reporting unit and an 11% discount rate to calculate the terminal value of the IC reporting unit. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 1% decrease in the long-term growth factor and a 1% increase in the discount rate of each reporting unit.

If we were to decrease the long-term growth factor used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by $15.4 million. If we were to increase the discount rate used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by approximately $20.1 million. If we were to either decrease the long-term growth factor by 1% or increase the discount rate factor by 1% used in the calculation for the IC reporting unit, a portion of the IC reporting unit goodwill would be impaired.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing in the fourth quarter 2010 will prove to be accurate predictions of the future. If the Company’s assumptions regarding the forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s annual impairment testing or prior to that, if any such change constitutes a triggering event prior to the annual impairment test date. It is not possible at this time to determine if any such future impairment charges would result or, if they do result, whether such charges would be material.

In the third quarter of 2009, the Company reorganized its reporting units from three reporting units to two reporting units as a result of the combination of two business units into one business unit, the SRO group. As a result of the reorganization of the reporting units, the Company performed a goodwill impairment test on the three reporting units to determine if any impairment charge should be recorded prior to the combination of two of the reporting units. There was an indication of impairment in one reporting unit. Based on the result of the second-step in the impairment test to determine the extent of impairment, the Company recorded a $41.3 million non-cash goodwill impairment charge in the third quarter of 2009 which is reflected in new SRO reporting unit below.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Additionally, as part of the annual impairment testing, it was determined for the year ended December 31, 2010 that the SRO trade name, customer relationship, and technology intangible assets were also impaired, and accordingly the Company recorded impairments of $4.4 million, $52.9 million and $0.2, respectively, in the fourth quarter of 2010. As a result of the testing in the third quarter of 2009, it was also determined that the indefinite lived trade name intangible asset in the reporting unit was impaired, and the Company recorded a $2.8 million non-cash intangible asset impairment charge in the third quarter of 2009.

The changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	SRO Segment		IC Segment		Total
	2010	2009	2010	2009	2010	2009
Balance as of January 1
Goodwill	$282,007	$277,447	$118,731	$114,560	$400,738	$392,007
Accumulated impairment losses	(41,347)	-	-	-	(41,347)	-

	240,660	277,447	118,731	114,560	359,391	392,007

Goodwill acquired during the year	372	4,560	-	4,171	372	8,731
Impairment losses	(101,076)	(41,347)	-	-	(101,076)	(41,347)
Goodwill related to sale of business	-	-	-	-	-	-

Balance as of December 31
Goodwill	282,379	282,007	118,731	118,731	401,110	400,738
Accumulated impairment losses	(142,423)	(41,347)	-	-	(142,423)	(41,347)

	$139,956	$240,660	$118,731	$118,731	$258,687	$359,391

The changes in the carrying amounts of other intangible assets for the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010			2010 Activity			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Impairment	Amortization Expense	Other	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships
SRO	$108,200	$(690)	$107,510	$(52,935)	$(12,020)	$-	$185,400	$(12,935)	$172,465
IC	45,000	(6,125)	38,875	-	(3,000)	-	45,000	(3,125)	41,875
Technology
SRO	7,400	(1,514)	5,886	(241)	(768)	-	7,700	(805)	6,895
IC	16,500	(2,862)	13,638	-	(1,119)	-	16,500	(1,743)	14,757
Non-compete agreements
SRO	150	(150)	-	-	(71)	-	150	(79)	71

	177,250	(11,341)	165,909	(53,176)	(16,978)	-	254,750	(18,687)	236,063

Nonamortized intangible assets
Trade name
SRO	20,200	-	20,200	(4,400)	-	-	24,600	-	24,600
IC	20,186	-	20,186	-	-	18	20,168	-	20,168

Total identifiable intangible assets	$217,636	$(11,341)	$206,295	$(57,576)	$(16,978)	$18	$299,518	$(18,687)	$280,831

The adjustment to the gross carrying amount for the SRO customer relationships intangible assets and SRO technology intangible assets in the year ended December 31, 2010 reflects both the impairment charge writedown of the gross carrying value and the writeoff of the accumulated amortization as of November 30, 2010, the impairment test date. The accumulated amortization written off as part of the impairment charge was $24,265 and $59 for customer relationships and technology, respectively.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	December 31, 2009			2009 Activity			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Impairment	Amortization Expense	Other	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships
SRO	$185,400	$(12,935)	$172,465	$-	$(12,360)	$-	$185,400	$(575)	$184,825
IC	45,000	(3,125)	41,875	-	(3,000)	-	45,000	(125)	44,875
Technology
SRO	7,700	(805)	6,895	-	(768)	-	7,700	(37)	7,663
IC	16,500	(1,743)	14,757	-	(1,670)	-	16,500	(73)	16,427
Non-compete agreements
SRO	150	(79)	71	-	(76)	-	150	(3)	147

	254,750	(18,687)	236,063	-	(17,874)	-	254,750	(813)	253,937

Nonamortized intangible assets
Trade name
SRO	24,600	-	24,600	(2,800)	-	-	27,400	-	27,400
IC	20,168	-	20,168	-	-	68	20,100	-	20,100

Total identifiable intangible assets	$299,518	$(18,687)	$280,831	$(2,800)	$(17,874)	$68	$302,250	$(813)	$301,437

Management considers the trade names to have indefinite useful lives and, accordingly, are not subject to amortization. The Company reached this conclusion principally due to the longevity of the Aquilex name and the associated subsidiary names, and because the Company considered renewal upon the legal limit of the trade name as perfunctory. The Company expects to maintain usage of the Aquilex and the associated subsidiary trade names on existing products and introduce new products in the future that will also display the trade name. Consequently, trade names qualify as an indefinite-lived asset in accordance with ASC 350.

Intangible assets are amortized over the period the economic use is consumed.

Amortization expense for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and for the years ended December 31, 2009 and December 31, 2010 was $13,149, $813, $17,874, and $16,978 respectively.

As of December 31, 2010, future amortization is as follows:

2011	$13,049
2012	13,046
2013	13,044
2014	13,019
2015 and thereafter	113,751

$165,909

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2010	December 31, 2009
Compensation and benefits	$8,831	$9,373
Job costs	12,962	13,548
Insurance	4,643	7,223
Taxes owed to former owners	-	8,517
State and foreign tax liabilities	2,148	1,730
Warranty reserve	431	554
Contingent liability for tax attribute	5,223	5,223
Other accrued expenses	2,325	2,035

Total accrued liabilities	$36,563	$48,203

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

7.	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2010	December 31, 2009

Senior term loan facility (A), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 4.5% or LIBOR base (base is the higher of LIBOR or 3%) plus 5.5%, maturing on December 15, 2012. At December 31, 2009, the interest rate was 8.5%. In April 2010, the balance was paid in full.	$-	$26,709

Senior term loan facility (B), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 5.35% or LIBOR base (base is the higher of LIBOR or 3%) plus 6.35%, maturing on December 15, 2013. At December 31, 2009, the interest rate was 9.35%. In April 2010, the balance was paid in full.	-	134,115

Senior term loan facility (C), interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the Prime base (base is the higher of Prime plus 0.5%, 4%, or LIBOR plus 1%) plus 5.35% or LIBOR base (base is the higher of LIBOR or 3%) plus 6.35%, maturing on March 15, 2014. At December 31, 2009, the interest rate was 9.35%. In April 2010, the balance was paid in full.	-	14,919

Revolving loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for the LIBOR based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.0% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.0%. The revolving loan facility matures on April 1, 2015 with the balance of the revolving loan facility due at maturity.	-	-

Senior term loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.0% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.0%. The term loan matures on April 1, 2016, and amortizes in equal quarterly installments of annual amounts equal to 1% of the original principal amount during the first five and three-quarter years of the term loan, with the balance of the principal amount of the term loan due at maturity. At December 31, 2010, the interest rate was 5.5%.	163,613	-

Senior Notes - interest at a fixed rate of 11.125% per annum, unsecured, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes mature on December 15, 2016.	225,000	225,000

Other	-	92

Total debt	388,613	400,835

Less: current portion	(1,850)	(6,595)

Less: original issue discount (OID)	(9,376)	(27,119)

Long-term debt, less current portion and OID	$377,387	$367,121

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

All borrowing under our Senior Loans is subject to the satisfaction of customary conditions, including financial covenants including a fixed charge coverage ratio, an interest coverage ratio, and a total leverage ratio. In addition, the Company is required to comply with various other covenants restricting the incurrence of indebtedness, creation of liens, making investments or restricted payments and other items.

On March 30, 2009, the Company entered into a first amendment of the December 15, 2008 Credit Agreement. This amendment provided for the dividing of the Revolving Facility into two distinct revolving credit facilities: (i) a $40,000 revolving credit facility pursuant to which any borrowings must be denominated in U.S. dollars (the “Dollar Revolver”) and (ii) a $10,000 revolving credit facility pursuant to which any borrowings may be denominated in either U.S. dollars or Euros (the “Multicurrency Revolver”) (collectively, the “A&R Revolvers”). Additionally, up to $25,000 of borrowings under the A&R Revolvers may be in the form of letters of credit of which no more than $10,000 may be denominated in Euros and no more than $5,000 may be in the form of swingline loans.

Subsequently, on December 4, 2009, the Company entered into a second amendment of the December 15, 2008 credit facility. This amendment primarily provided for a permitted refinancing in the form of the issuance of $225,000 of 11 1/8% Senior Notes and related repayment in full of the existing Mezzanine Notes and partial repayment of the term loans outstanding under our Credit Agreement. Additionally, certain covenant ratios were modified to make the $225,000 11 1/8% Senior Notes offering permissible under the credit agreement.

On December 23, 2009, the Company completed an offering of unsecured 11 1/8% Senior Notes due 2016 for $225,000 (the “Senior Notes”). The Company received approximately $207,700 in net cash proceeds from the sale of the notes, after initial purchasers’ discount, original issue discount and fees and expenses. The Company used these net cash proceeds to redeem the $156,100 aggregate principal amount outstanding of our existing senior notes and accrued interest thereon to the date of repayment. The balance of such net cash proceeds was used to reduce the amounts of term loans outstanding under our Credit Agreement.

The Senior Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes will mature on December 15, 2016. The Company may redeem some or all of the notes at any time after December 15, 2013 at a predetermined redemption price plus accrued and unpaid interest up to the applicable redemption date. In addition, on or prior to December 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings. The company used the proceeds from this offering to redeem the aggregate principal amount outstanding on existing Senior Notes and accrued interest thereon, repay a portion of the term loans, and pay related transaction costs and expenses. The Company incurred $8,735 in underwriting and professional fees which have been capitalized and included in “Deferred financing costs, net” in the accompanying consolidated balance sheet. These costs are being amortized over the seven year term of the notes.

The 11 1/8% Senior Notes are unconditionally guaranteed on an unsecured senior basis by all of the current 100% owned material U.S. subsidiaries (Subsidiary Guarantors). Aquilex Finance Corp. (Aquilex Finance), which is a co-issuer of the notes and the Company’s non-U.S. subsidiaries are not guarantors of the notes. There are no restrictions on the ability of the Company to obtain funds from subsidiary guarantors. The guarantees of the 11 1 /8% Senior Notes rank equal with existing and future senior debt and senior to any secured debt of the subsidiary guarantors and is subordinate to the Company’s senior secured credit facility. The Senior Notes cross default with the credit agreement.

The 11 1 /8% Senior Notes terms include standard covenants related to restrictions on incurrence of future indebtedness and conveyance of assets.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

On April 1, 2010, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a term loan facility in an aggregate principal amount of $185,000 and a revolving loan facility of up to $50,000. The Company used the proceeds of the term loan to repay the entire $176,000 that had been outstanding under its previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement. As a result of the repayment, the Company recognized a loss on extinguishment of $24,424 resulting from the write-off of the related deferred financing costs, original issue discount (OID) amounts and a prepayment penalty.

At December 31, 2010 and December 31, 2009, the Company had $13,714 and $15,276 outstanding letter of credit obligations, respectively. At December 31, 2010 and December 31, 2009, the available revolving capacity under the revolving loan facility was $36,286 and $34,724, respectively.

The Senior Loans require quarterly principal payments and the payment of any remaining principal at the maturity date. The quarterly principal payments are $462.5 through the first quarter of 2016. The remaining principal is paid at maturity on April 1, 2016.

Future maturities of long-term debt are as follows as of December 31, 2010:

2011	$1,850
2012	1,850
2013	1,850
2014	1,850
2015	1,850
Thereafter	369,987

$379,237

Covenants

At December 31, 2010, the Company’s Credit Agreement contains certain financial maintenance covenants requiring us to maintain certain minimum or maximum financial ratios, as follows: (i) a minimum interest coverage ratio ranging from 1.75:1 to 2.75:1 over the term of the Credit Agreement; (ii) a maximum leverage ratio ranging from 5.75:1 to 3.25:1 over the term of the Credit Agreement; and (ii) a maximum secured leverage ratio ranging from 2.75:1 to 2.50:1 over the term of the Credit Agreement. As discussed in Note 15, Subsequent Events, in February 2011 the Company obtained an amendment to our financial ratio covenants for the purpose of providing additional operational and financial flexibility, including additional headroom under the financial covenants under the Credit Agreement.

Subject to various exceptions and baskets set forth in the Credit Agreement, the Company and its subsidiaries (other than any unrestricted subsidiaries) are restricted from taking certain actions, including: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends or distributions on, or repurchasing stock or other equity interests; (v) repaying, redeeming or repurchasing certain indebtedness; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of assets. The Company is also prohibited from making capital expenditures in excess of the greater of $25,000 and 25% of Adjusted EBITDA (as defined in the Credit Agreement) in any fiscal year, provided that any unused amounts in one fiscal year may be carried over to the next year. The Credit Agreement also contains cross default covenants tied to all other indebtedness of the Company.

Subject to various exceptions and baskets contained in the Senior Notes indenture, the 11 1/8% Senior Notes terms include covenants that restrict the Company and its subsidiaries from taking certain actions, including (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) paying dividends or distributions on, or repurchasing stock or other equity interests; (iv) repaying, redeeming or repurchasing certain indebtedness; (v) making investments, loans or advances in or to other persons; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of our assets. The Senior Notes indenture also contains cross default covenants tied to all other indebtedness of the Company.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Covenant Compliance

As of December 31, 2010, the Company was in compliance with all of its financial covenants in its Credit Agreement. Based on the Company’s current business plan, the Company believes its existing cash balances, cash generated from operations and borrowing availability under the Company’s revolving credit facility will be sufficient for the Company to meet anticipated cash needs, including debt payments, and debt covenant compliance requirements for the next twelve months. However, if the Company is unable to do so, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows. Execution of the Company’s business plan and continued compliance with the Company’s debt covenants are dependent upon the Company obtaining a minimum Adjusted EBITDA which is defined as EBITDA further adjusted to exclude certain non-cash or unusual items permitted in calculating covenant compliance in our Credit Agreement. The Company’s expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for the Company’s services and operating and general and administrative expenses which could prove to be inaccurate. It also contains an estimate of the extent and timing of the release of deferred maintenance and repair projects by the Company’s customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of the Company’s covenants which could result in all or a portion of the Company’s outstanding debt becoming immediately due and payable.

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

8.	Deferred Financing Costs and Original Issue Discount

On April 1, 2010, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a term loan facility in an aggregate principal amount of $185,000 and a revolving loan facility of up to $50,000. The Company used the proceeds of the term loan to repay the entire $176,000 that had been outstanding under its previous credit facility and to pay certain fees and expenses associated with such repayment and the Credit Agreement. As a result of the repayment, the Company recognized a loss on extinguishment of $24,424 resulting from the write-off of the related deferred financing costs of $5,906, original issue discount (OID) amounts of $16,777 and a prepayment penalty of $1,741.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

On December 23, 2009, the Company incurred and capitalized $8,735 of deferred financing costs as a result of the offering of $225,000 unsecured 11 1/8% Senior Notes. Additionally, the Company wrote off $360 of deferred financing costs as a result of the redemption of existing Senior Notes and repayment of a portion of the term loans. The write- off is reflected as a loss on extinguishment of debt in the accompanying consolidated Statement of Operations. The unamortized deferred financing costs were $16,086 and $13,413 at December 31, 2009 and December 31, 2010, respectively.

Original Issue Discount (OID) is amortized to the carrying value of the debt on the balance sheet and charged to interest expense over the life of the related debt using the effective interest method. OID is the discount from par value at the time that a bond or other debt instrument is issued. The discount represents the difference between the stated redemption price at maturity and the issue price of the debt instrument. The Company recorded $29,472 of OID at December 15, 2008 related to the issuance of debt in conjunction with the Teachers’ acquisition transaction. Additionally, the Company recorded $9,117 of original issue discount at December 23, 2009 in conjunction with the offering of $225,000 unsecured 11 1/8% Senior Notes.

Unamortized OID costs totaled $9,376 and $27,119 at December 31, 2010 and 2009, respectively. The effective interest rate at December 31, 2010 for the amortization of the 11 1/8% Senior Notes was 1.4%.

Amortization of deferred financing costs and original issue discount recorded to interest expense for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and the years ended December 31, 2009 and December 31, 2010 was $9,497, $546, $10,264, and $5,323 respectively.

9.	Stock Based Compensation

Time Vested Profits Interests

During the year ended December 31, 2010, 442 Time Vested Profits Interests units were awarded and 2,174 Time Vested Profits Interests units were forfeited. At December 31, 2010, there were 7,988 Time Vested Profits Interests units outstanding and 11,150 Time Vested Profits Interests units with put options outstanding. At December 31, 2010, there were 2,941 Time Vested Profits Interests units available for future awards.

During the year ended December 31, 2009, 2,766 Time Vested Profits Interests units were awarded and 1,766 Time Vested Profits Interests units were forfeited. At December 31, 2009, there were 9,721 Time Vested Profits Interests units outstanding and 11,150 Time Vested Profit Interests units with put options outstanding. At December 31, 2009, there were 1,208 Time Vested Profit Interests units available for future awards.

Total compensation cost for Time Vested Profits Interests and Time Vested Profits Interests units with put options at December 31, 2010 related to nonvested awards not yet recognized was $3,834 and was expected to be recognized over a weighted-average period of 3.07 years. Total compensation cost for Time Vested Profits Interests and Time Vested Profits Interests units with put options at December 31, 2009 related to nonvested awards not yet recognized was $6,264 and was expected to be recognized over a weighted-average period of 4.06 years.

The fair value and the intrinsic value at December 31, 2010 of vested Time Vested Profits Interest and vested Time Vested Profits Interest units with put options was $382 and $566, respectively. The fair value and intrinsic value at December 31, 2009 of vested Time Vested Profits Interest and vested Time Vested Profits Interest units with put options was $506 and $823, respectively.

The Company recognized $1.1 million and $1.5 million in compensation expense in the income statement related to the vesting of the Time Vesting Profits Interests in 2010 and 2009, respectively. The Company did not recognize a tax benefit in either 2010 or 2009 for the related compensation expense. There was no cash impact for either the Time Vesting Profits Interests or the Performance Vesting Profits Interests in 2010 or 2009.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model. Key input assumptions applied under the Black-Scholes option pricing model for the 2010 and 2009 units are noted below:

	December 31, 2010	December 31, 2009

Expected life (in years)	6	6
Risk-free interest rate	2.38%	2.81%
Expected volatility	65.00%	63.00%
Expected dividend yield	None	None

The expected life of units represents the weighted average period of time that the equity awards are expected to be outstanding giving consideration to vesting schedules and an analysis of holding periods for previously realized investments and current owned investments. The risk-free interest rate is based on pricing and yields on U.S. Treasury Strip securities for the expected term. Expected volatility is based on an analysis of the weekly and monthly historical, and the observed implied, volatility of a set of guideline companies.

	Vested at December 31, 2009	Unvested at December 31, 2009	Total	Weighted- Average Grant-Date Fair Value
Time vested profits interests	1,391	8,330	9,721	$0.36
Time vested profits interests with put options	2,230	8,920	11,150	$0.37
Performance vested profits interests	-	20,621	20,621	$0.04

	Vested at December 31, 2010	Unvested at December 31, 2010	Total	Weighted- Average Grant-Date Fair Value

Time vested profits interests	3,026	4,962	7,988	$0.36
Time vested profits interests with put options	4,460	6,690	11,150	$0.37
Performance vested profits interests	-	18,524	18,524	$0.04

Performance Vested Profits Interests

During the year ended December 31, 2010, 442 Performance Vested Profits Interests units were awarded and 2,539 Performance Vested Profits Interests units were forfeited. At December 31, 2010, there were 18,524 outstanding Performance Vested Profits Interests units and an additional 3,555 Performance Vested Profits Interests units available for future awards.

During the year ended December 31, 2009, 2,516 Performance Vested Profits Interests units were awarded and 1,766 Performance Vested Profits Interests units were forfeited. At December 31, 2009, there were 20,621 outstanding Performance Vested Profits Interests units and an additional 1,458 Performance Vested Profits Interests units available for future awards.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

10.	Commitments and Contingencies

The Company leases certain buildings and equipment under noncancelable operating lease agreements. As of December 31, 2010, future minimum payments under these leases are as follows:

Years Ending	December 31, 2010
2011	$4,551
2012	2,803
2013	1,801
2014	1,596
2015 and thereafter	5,481

Total	$16,232

Rent expense for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and for the years ended December 31, 2009 and December 31, 2010 was $6,544, $336, $4,470, and $4,468 respectively.

Insurance

The Company carries a broad range of insurance coverage that is provided by insurance companies, including worker’s compensation, business auto liability, general liability, commercial property, political risk and an umbrella policy. The respective reserves are based on management’s assumptions and estimates regarding the probable outcome of the claims. The Company has not incurred significant claims or losses on any of these insurance policies. As of December 31, 2010 and December 31, 2009, $4,643 and $7,223, respectively, were included in accrued liabilities in the accompanying balance sheets for self-insurance claims.

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

Teck Cominco Metals Ltd. v. WSI, et al. The Company is named as a defendant in this suit filed in the Supreme Court of British Columbia, Canada, in which the plaintiff alleges that a boiler explosion it experienced in 2004 was the result of a water leak caused by allegedly negligent fabrication work performed by defendant Foster Wheeler Pyropower, Inc., or allegedly negligent repair work subsequently performed by WSI in 1998, 1999 or 2002. The plaintiff alternatively alleges that WSI negligently failed to alert it to the hazardous condition of the boiler. The plaintiff claims damages of approximately $28,000. WSI’s insurer has been notified about this litigation and is funding the defense costs. Discovery in this matter commenced in April 2008 and is ongoing. The Company obtained evidence that the leak in question may have been caused by a third party, and joined such third party as well as other potentially responsible parties as defendants in this litigation. The Company intends to vigorously defend this matter and does not believe a loss is either probable or reasonably estimable.

Performance Bonds

During the ordinary course of business, the Company is periodically required to enter into performance bond arrangements to collateralize its obligations under various contracts. The Company has a total of $5,532 and $9,200 in performance bond obligations as of December 31, 2010 and December 31, 2009, respectively.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

11.	Income Taxes

Income tax provision (benefit) from continuing operations consists of the following components:

	Successor			Predecessor
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008
Tax provision (benefit)
Current	$2,888	$1,806	$36	$763
Deferred	(51,382)	(12,752)	(414)	(9,977)

Total	$(48,494)	$(10,946)	$(378)	$(9,214)

Income tax provision (benefit) from continuing operations differs from income taxes computed at the U.S. federal statutory rate for the following reasons:

	Successor			Predecessor
	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008

Computed tax benefit at statutory rate	$(68,327)	$(23,454)	$(1,365)	$(18,903)
Valuation allowance	898	346	768	979
State income taxes	(6,036)	(528)	(31)	66
Nondeductible permanent differences	25,267	12,681	55	6,694
Foreign rate differential	112	(380)	-	50
Unrecognized tax positions	(1,630)	255	-	1,372
Federal rate differential	3	-	5	104
India permanent establishment	1,620	-	-	-
Foreign tax credit	(465)	-	-	-
Other	64	134	190	424

Total income tax benefit on consolidated statement of operations	$(48,494)	$(10,946)	$(378)	$(9,214)

The increase (decrease) in the valuation allowance for the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and the years ended December 31, 2009 and December 31, 2010 was $979, $768, $346, and $898 respectively.

The components of deferred income taxes at December 31, 2010 and 2009, respectively, included on the consolidated balance sheet are as follows:

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	December 31, 2010	December 31, 2009
Deferred tax assets
Current
Accrued liabilities	$3,350	$4,699
Warranty reserves	112	117
Receivables allowance	520	1,574
Other	295	564

Total current deferred tax asset	4,277	6,954
Less: Valuation allowance	-	-

Net current deferred tax asset	4,277	6,954
Non-current
Net operating loss carryforward	35,736	25,734
Foreign tax credit carryforward	1,343	878
Alternative minimum tax credit carryforward	1,719	1,788
Transaction costs	768	900
Goodwill	8,441	-
Original issue discount	5,742	-
Other	1,100	1,889

Total noncurrent deferred tax asset	54,849	31,189
Less: Valuation allowance	(5,762)	(4,864)

Net non-current deferred tax asset	49,087	26,325

Total deferred tax asset	53,364	33,279

Deferred tax liabilities
Current
Contract revenue	1,551	1,521
Other	348	367

Total current deferred tax liability	1,899	1,888
Non-current
Property and equipment	11,452	12,343
Goodwill	-	419
Intangibles	70,546	100,489
Unrealized gain on foreign exchange	-	-
Other	12	(31)

Total non-current deferred tax liability	82,010	113,220

Total deferred tax liability	83,909	115,108

Net deferred tax liability	$30,545	$81,829

At December 31, 2010, the Company has approximately $101,815 of state net operating loss (NOL) carryforwards expiring in the years 2011 through 2033. Realization of the deferred tax assets related to the state NOL carryforwards is dependent upon the Company generating sufficient taxable income in future periods in certain jurisdictions. Based upon the uncertainty of sufficient future taxable income, a valuation allowance was established as of December 31, 2009 and December 31, 2010, respectively, to fully reserve for certain state NOL carryforwards.

At December 31, 2010, the Company has approximately $96,150 of Federal NOL carryforwards that begin to expire in 2022. Additionally, the Company has Alternative Minimum Tax (AMT) credit carryforwards of approximately $1,719 and foreign tax credit carryforwards of $1,343 as of December 31, 2010. The AMT credit carryforwards have an indefinite life. The foreign tax credits begin to expire in 2012. All NOLs, AMT

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

and foreign tax credits existing as of the December 15, 2008 acquisition date are subject to the limitations of Internal Revenue Code (IRC) Sections 382 and 383, respectively. Additionally, the utilization of the NOLs may be subject to the separate return year limitations under Treasury Regulation 1.1502-21.

The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries that are considered to be retained indefinitely for reinvestment. A determination of the tax amount is not practical at this time.

As a result of the prior adoption of ASC 740-10 (FIN 48), the Company has reserves for the uncertain outcome of certain tax positions. As of December 31, 2010, the Company had unrecognized tax benefits of $6,459 of which $3,413 are presented in the financial statements net of the deferred tax asset to which the unrecognized tax benefit relates. The total amount of unrecognized tax benefits would affect the effective tax rate, if recognized. For the periods January 1, 2008 to December 14, 2008, December 15, 2008 to December 31, 2008, and the years ended December 31, 2009 and December 31, 2010, the Company recorded in income tax expense $249, $10, $255, and $151 for interest and penalties. The cumulative amount of interest and penalties as of December 31, 2009 and 2010 were $1,201 and $1,352. The Company expects the unrecognized tax benefit to decline by approximately $1,500 over the next twelve months due to the expiration of certain statute of limitations.

The following table provides a reconciliation of the unrecognized tax benefits as of December 31, 2010:

Balance at December 31, 2007	$7,032
Increase for tax positions taken for the period January 1 to December 14, 2008	1,207

Balance at December 14, 2008	8,239
Increases for interest and penalties for the period December 15 to December 31, 2008	-

Balance at December 31, 2008	8,239
Increases for interest and penalties for the year ended December 31, 2009	-

Balance at December 31, 2009	8,239
Increases for tax positions taken for the year ended December 31, 2010	-
Decrease for statute expirations for the year ended December 31, 2010	(1,780)

Balance at December 31, 2010	$6,459

The Company’s tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits can result in adjustments of taxes due or adjustments of the net operating losses, which are available to offset future taxable income. The federal statute of limitation has years 2007 through 2009 open for examination. During the year ended December 31, 2010, the Internal Revenue Service audits of the years ended December 31, 2005, December 31, 2006, December 31, 2007, and period ended January 31, 2007 were concluded with no adjustments. Statutes of limitation vary from state to state but are generally open either 3 or 4 years. As a result, year 2005 is also open for examination in some states.

12.	Employee Benefit Plans

The Company maintains a 401(k) plan into which eligible employees may elect to contribute from 0% to 75% of their pre-tax compensation subject to an annual maximum dollar amount as set by the Internal Revenue Service. At its discretion, the Company may make discretionary matching cash contributions. Employer 401(k) matching contributions to the plan were $887 and $2,100 for the years ended December 31, 2010 and December 31, 2009, respectively.

Prior to April 2010, each segment maintained a separate 401(k) plan. Subsequently, all plans were converted to one consolidated “Aquilex” 401(k) plan.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

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

The following supplemental information presents the financial position, results of operations and cash flows of Aquilex Holdings LLC (Parent), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010 and 2009.

The consolidating balance sheet as of December 31, 2009 has been revised to contain certain reclassifications within the Guarantor Subsidiaries column. The reclassifications included an increase in the Investment in affiliates by $1.7 million which was offset by an increase in Member’s capital of $58.2 million, an increase in accumulated deficit of $55.4 million, and a decrease in Accumulated other comprehensive income of $1.1 million. Corresponding revisions of the same amounts were made to the eliminations column. The consolidating statement of operations for the year ended December 31, 2009 has also been revised to increase Equity in net income of the Guarantor subsidiaries by $2.3 million. This increase is offset by a corresponding revision of the same amount to the eliminations column. These revisions had no impact on the Co-Issuer Parent, Non-Guarantor Subsidiaries, or Consolidated columns in the consolidating balance sheet as of December 31, 2009 and the consolidating statement of operations for the year ended December 31, 2009.

Aquilex Finance is presented as a co-issuer and has only minimal amounts.

	December 31 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12,383	$-	$(6,035)	$2,341	$-	$8,689
Accounts receivable, net	-	-	76,379	4,051	-	80,430
Inventories, net	111	-	10,451	2,482	-	13,044
Cost in excess of billings	-	-	4,116	49	-	4,165
Deferred tax asset	86	-	2,277	15	-	2,378
Income tax receivable	-	-	2,464	-	-	2,464
Prepaid expenses	964	-	796	148	-	1,908
Other current assets	740	-	1,175	31	-	1,946

Total current assets	14,284	-	91,623	9,117	-	115,024
Property and equipment, net	795	-	71,771	825	-	73,391
Goodwill	-	-	258,687	-	-	258,687
Other intangible assets, net	-	-	206,295	-	-	206,295
Deferred financing costs, net	-	-	13,413	-	-	13,413
Other assets	1,000	-	636	590	-	2,226
Investment in affiliates	164,023	-	1,993	-	(166,016)	-

Total assets	$180,102	$-	$644,418	$10,532	$(166,016)	$669,036

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$487	$-	$14,920	$2,215	$-	$17,622
Accrued liabilities	4,195	-	30,909	1,459	-	36,563
Income tax payable	-	-	1,009	183	-	1,192
Billings in excess of cost	-	-	3,201	71	-	3,272
Interest payable	1,071	-	-	-	-	1,071
Current portion of long-term debt	1,850	-	-	-	-	1,850
Intercompany	(9,194)	-	4,600	4,594	-	-

Total current liabilities	(1,591)	-	54,639	8,522	-	61,570

Long-term debt, net of discount and current portion	377,387	-	-	-	-	377,387
Intercompany debt	(379,827)	-	379,827	-	-	-
Income tax payable	-	-	4,398	-	-	4,398
Deferred income tax liabilities	(8,625)	-	41,531	17	-	32,923

Total liabilities	(12,656)	-	480,395	8,539	-	476,278
Member’s equity
Member’s capital	399,664	-	369,023	-	(369,023)	399,664
Accumulated deficit	(206,314)	-	(204,408)	2,664	201,744	(206,314)
Accumulated other comprehensive income (loss)	(592)	-	(592)	(671)	1,263	(592)

Total member’s equity	192,758	-	164,023	1,993	(166,016)	192,758

Total liabilities and member’s equity	$180,102	$-	$644,418	$10,532	$(166,016)	$669,036

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	December 31, 2009
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15,114	$-	$(4,411)	$549	$-	$11,252
Accounts receivable, net	-	-	70,024	4,602	-	74,626
Inventories, net	-	-	10,870	1,990	-	12,860
Cost in excess of billings	-	-	3,898	18	-	3,916
Deferred tax asset	(6,992)	-	41,306	139	(29,387)	5,066
Income tax receivable	4,464	-	8,676	-	-	13,140
Prepaid expenses	1,141	-	1,119	139	-	2,399
Other current assets	97	-	2,072	-	-	2,169

Total current assets	13,824	-	133,554	7,437	(29,387)	125,428
Property and equipment, net	978	-	77,814	1,079	-	79,871
Goodwill	-	-	359,391	-	-	359,391
Other intangible assets, net	-	-	280,831	-	-	280,831
Deferred financing costs, net	-	-	16,086	-	-	16,086
Other assets	1,042	-	636	2,461	-	4,139
Investment in affiliates	310,802	-	1,694	-	(312,496)	-

Total assets	$326,646	$-	$870,006	$10,977	$(341,883)	$865,746

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$-	$-	$9,658	$939	$-	$10,597
Accrued liabilities	11,723	-	35,171	1,309	-	48,203
Income tax payable	-	-	747	(717)	-	30
Billings in excess of cost	-	-	2,376	813	-	3,189
Interest payable	487	-	-	-	-	487
Current portion of long-term debt	6,595	-	-	-	-	6,595
Intercompany	724	-	(7,674)	6,950	-	-

Total current liabilities	19,529	-	40,278	9,294	-	69,101
Long-term debt, net of discount and current portion	367,029	-	92	-	-	367,121
Intercompany debt	(397,703)	-	397,703	-	-	-
Income tax payable	-	-	4,247	-	-	4,247
Deferred income tax liabilities	(591)	-	116,884	(11)	(29,387)	86,895

Total liabilities	(11,736)	-	559,204	9,283	(29,387)	527,364
Member’s equity
Member’s capital	398,464	-	369,023	-	(369,023)	398,464
Accumulated deficit	(59,587)	-	(57,726)	2,268	55,458	(59,587)
Accumulated other comprehensive income (loss)	(495)	-	(495)	(574)	1,069	(495)

Total member’s equity	338,382	-	310,802	1,694	(312,496)	338,382

Total liabilities and member’s equity	$326,646	$-	$870,006	$10,977	$(341,883)	$865,746

	For the year ended December 31, 2010

	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$-	$439,667	$22,085	$-	$461,752
Cost of revenue, exclusive of depreciation shown below	-	-	303,596	17,100	-	320,696
Depreciation	-	-	17,827	-	-	17,827

Gross profit	-	-	118,244	4,985	-	123,229

Operating expenses
Selling, general and administrative expense	-	-	69,267	3,430	-	72,697
Depreciation and amortization	338	-	18,894	299	-	19,531
Impairment charges	-	-	158,652	-	-	158,652

Total operating expenses	338	-	246,813	3,729	-	250,880
Other income (expense)
Interest expense, net	-	-	(43,113)	101	-	(43,012)
Loss on extinguishment of debt	-	-	(24,424)	-	-	(24,424)
Other, net	-	-	423	(557)	-	(134)

Total other income (expense)	-	-	(67,114)	(456)	-	(67,570)

Income (loss) before income tax provision (benefit)	(338)	-	(195,683)	800	-	(195,221)

Income tax provision (benefit)	(293)	-	(48,605)	404	-	(48,494)
Equity in net income (loss) of consolidated subsidiaries	(146,682)	-	396	-	146,286	-

Net income (loss)	$(146,727)	$-	$(146,682)	$396	$146,286	$(146,727)

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	For the year ended December 31, 2009

	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$-	$-	$459,191	$21,714	$-	$480,905
Cost of revenue, exclusive of depreciation shown below	-	-	301,186	14,520	-	315,706
Depreciation	-	-	21,182	-	-	21,182

Gross profit	-	-	136,823	7,194	-	144,017

Operating expenses
Selling, general and administrative expense	275	-	80,335	4,147	-	84,757
Business sale costs	-	-	-	-	-	-
Depreciation and amortization	289	-	19,986	395	-	20,670
Impairment charges	-	-	44,147	-	-	44,147

Total operating expenses	564	-	144,468	4,542	-	149,574
Other income (expense)
Interest expense, net	-	-	(57,720)	101	-	(57,619)
Loss on extinguishment of debt	-	-	(4,219)	-	-	(4,219)
Other, net	-	-	45	339	-	384

Total other income (expense)	-	-	(61,894)	440	-	(61,454)

Loss before income tax benefit	(564)	-	(69,539)	3,092	-	(67,011)

Income tax benefit	248	-	(11,953)	759	-	(10,946)
Equity in net income (loss) of consolidated subsidiaries	(55,253)	-	2,333	-	52,920	-

Net income(loss)	$(56,065)	$-	$(55,253)	$2,333	$52,920	$(56,065)

	For the year ended December 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$17,144	$-	10,529	$(322)	$-	$27,351
Cash flows from investing activities
Capital expenditures	(155)	-	(12,459)	(126)	-	(12,740)
Proceeds from sales of property and equipment	-	-	398	-	-	398
Restricted cash	-	-	-	1,689	-	1,689

	(155)	-	(12,061)	1,563	-	(10,653)

Cash flows from financing activities
Payments on long-term debt	(197,130)	-	-	-	-	(197,130)
Proceeds from long-term debt	183,150	-	-	-	-	183,150
Payments on revolver debt	(5,000)	-	-	-	-	(5,000)
Proceeds from revolver debt	5,000	-	-	-	-	5,000
Payment on capital lease obligations	-	-	(92)	-	-	(92)
Payment of deferred financing costs	(5,740)	-	-	-	-	(5,740)

	(19,720)	-	(92)	-	-	(19,812)
Effect of exchange rates on cash	-	-	-	551	-	551

Net increase (decrease) in cash	$(2,731)	$-	$(1,624)	$1,792	$-	$(2,563)

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	For the year ended December 31, 2009
	Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$40,562	$-	(7,738)	$(47)	$-	$32,777
Cash flows from investing activities
Capital expenditures	(94)	-	(14,613)	-	-	(14,707)
Acquisition of Aquilex Holdings LLC	(6,523)	-	130	-	-	(6,393)
Proceeds from sales of property and equipment	-	-	371	218	-	589
Restricted cash	-	-	-	(346)	-	(346)

	(6,617)	-	(14,112)	(128)	-	(20,857)
Cash flows from financing activities
Payments on long-term debt	(220,199)	-	-	-	-	(220,199)
Proceeds on long-term debt	215,883	-	-	-	-	215,883
Payments on revolver debt	(12,700)	-	-	-	-	(12,700)
Proceeds from revolver debt	5,000	-	-	-	-	5,000
Capital distributions	(295)	-	-	-	-	(295)
Payment on capital lease obligations	-	-	(159)	-	-	(159)
Purchase of interest rate caps	(338)	-	-	-	-	(338)
Payment of deferred financing costs	(8,356)	-	-	-	-	(8,356)

	(21,005)	-	(159)	-	-	(21,164)
Effect of exchange rates on cash	-	-	-	(558)	-	(558)

Net increase (decrease) in cash	$12,940	$-	$(22,009)	$(733)	$-	$(9,802)

14.	Entity Formation

The Company has begun to pursue marketing our services lines for refining, petrochemical and power generation applications in the Middle East. In the second quarter of 2010, the Company entered into a joint venture agreement with a Saudi Arabian company, and subsequently received approval and certification by the Saudi government in February 2011.

15.	Subsequent Events

On February 28, 2011, the Company entered into Amendment No. 1 (Amendment) to its Amended and Restated Credit Agreement (Credit Agreement), dated as of April 1, 2010 and modified on June 17, 2010, with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

The Amendment, among other things, provided the following

•	increased the Applicable Rate by 50 basis points,
•	increased the size of the basket for investments in Non-Loan Party Subsidiaries and Unrestricted Subsidiaries to the greater of $20,000,000 and 10% of Total Tangible Assets,
•	increased the size of the baskets for Non-Loan Party Subsidiaries to guarantee and incur indebtedness in the aggregate to 10% of Total Tangible Assets and
•	granted additional head room for our financial maintenance covenants (Total Leverage Ratio, Interest Coverage Ratio and Senior Secured Leverage Ratio, each as defined in the Credit Agreement).

The Company paid a one-time amendment fee of 25 basis points to participating lenders, based on outstanding commitments and loans, and paid arranging fees for the amendment to Royal Bank of Canada and Morgan Stanley Senior Funding, Inc. In addition, the guarantors under the Credit Agreement executed consents to the Amendment. Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

16.	Reportable Segments

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

	December 31, 2010	December 31, 2009

Total assets:
Specialty Repair and Overhaul	$408,640	$604,814
Industrial Cleaning	279,374	309,532
Corporate	385,103	384,868
Eliminations	(404,081)	(433,468)

	$669,036	$865,746

The Company evaluates the performance and allocates resources based on Adjusted EBITDA results. The Company also uses Adjusted EBITDA as a measure of segment profitability.

The Company presents Adjusted EBITDA because they consider it an important supplemental measure of the Company’s performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in their industry and because a determination of Adjusted EBITDA is necessary to calculate the Company’s covenant compliance under the Company’s Credit Agreement.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in the Company’s Credit Agreement.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

	Successor			Predecessor
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008

Total revenue:
Specialty Repair and Overhaul	$244,641	$264,775	$5,897	$306,297
Industrial Cleaning	217,111	216,130	8,787	258,190

	$461,752	$480,905	$14,684	$564,487

Adjusted EBITDA:
Specialty Repair and Overhaul	$34,917	$53,743	$789	$64,459
Industrial Cleaning	35,807	34,547	214	47,657
Corporate	-	(275)	10	(11,534)

	70,724	88,015	1,013	100,582

Depreciation and amortization	(37,358)	(41,852)	(1,854)	(40,441)
Interest expense, net	(43,012)	(34,243)	(1,452)	(38,719)
Interest expense, related party	-	(23,376)	(984)	-
Business sale costs (a)	-	-	(576)	(51,820)
Financing transaction costs (b)	(202)	(1,012)	-	(6,479)
Restructuing and process improvement costs (c)	-	(4,665)	-	(1,716)
Goodwill and intangible impairment loss (d)	(158,652)	(44,147)	-	-
Incentive unit expense (e)	(1,144)	(1,500)	-	-
Loss on extinguishment of debt (f)	(24,424)	(4,219)	-	(7,362)
Severance costs (g)	(905)	-	-	-
Sarbanes Oxley costs (h)	(114)	-	-	-
Other, net (i)	(134)	(12)	(47)	(8,055)

Consolidated loss before income taxes	$(195,221)	$(67,011)	$(3,900)	$(54,010)

Depreciation and amortization
Specialty Repair and Overhaul	$(19,397)	$21,385	$951	$9,567
Industrial Cleaning	(17,623)	20,178	897	23,214
Corporate and other	(338)	289	6	7,660

	$(37,358)	$41,852	$1,854	$40,441

(a)	Reflects costs associated with the sale of Aquilex Corporation to affiliates of Teachers’ on December 15, 2008. These costs include expenses and fees related to equity distributions to management, payments made to equity holders, financial advisory and legal fees and other expenses. See also Note 2, Significant Accounting Policies.

(b)

Reflects costs associated with the Company’s consideration of, and preparation for, several financing transactions in 2008, 2009, and 2010. This included expenses related to preparation of financial statements and other financial information and the establishment of internal control processes. For the year ended December 31, 2010, the amount reflects accounting and legal fees incurred as a result of the $225 million 11  1/8% Senior Notes offering.

(c)	Reflects costs incurred in connection with a corporate initiative to integrate and improve the Company’s Aquilex HydroChem and Aquilex SMS businesses. Expenses in 2008 included consultant fees related to the integration and operational efficiencies of the Company’s Industrial Cleaning segment ($1.2 million), a corporate compensation study ($0.1 million) and other costs ($0.4 million). Expenses in 2009 included consulting fees and costs associated with a market opportunity and sales force effectiveness study ($2.4 million), the establishment of standard procedures for branch operations in the Company’s Industrial Cleaning segment ($1.6 million) and the consolidation of the Company’s back office operations ($0.3 million).

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

(d)	For the year ended December 31, 2009, this reflects the writedown of the Company’s goodwill and intangible assets as of September 30, 2009 as a result of a valuation assessment conducted in connection with the reorganization of the Company’s reporting units. The assessment concluded that goodwill in the Company’s SRO segment had been impaired and a non-cash charge of $44.1 million was recorded as of September 30, 2009. A valuation of these assets had previously been performed in connection with the Teachers’ Acquisition on December 15, 2008.

For the year ended December 31, 2010, this reflects the writedown of the Company’s goodwill and intangible assets as a result of several factors, including a significant slowdown in the economy and increased competition in the Company’s industry. The valuation assessment conducted in connection with these factors concluded that goodwill and intangibles in our SRO segment had been impaired and non-cash charges against these assets of $101.1 million and $53.2 million respectively were recorded in the fourth quarter of 2010. The Company also recorded an impairment of $4.4 million in 2010 for the indefinite lived trade name intangible asset in the Company’s SRO reporting unit.

See also Note 5, Goodwill and Other Intangible Assets.

(e)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.

(f)	Reflects the removal of the loss on extinguishment that resulted from the writeoff of deferred financing and original issue discount balances associated with the repayment of outstanding debt made in connection with the Teachers’ Acquisition (for 2008 amounts) and the refinancing of senior debt obligations with the proceeds of our issuance of senior notes (for 2009 amounts). Additionally, on April 1, 2010, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) and the Company recognized a loss on extinguishment of $24.4 million resulting from the write-off of the related deferred financing costs, original issue discount amounts and a prepayment penalty.

(g)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.

(h)	Reflects Sarbanes Oxley Act compliance costs paid to third parties.

(i)	Amounts in 2010 and 2009 primarily reflect the impact of unrealized foreign currency transaction gains and losses. Amounts in 2008 primarily reflect non-recurring expense due to Hurricane Ike ($5.2 million), management fees paid to Harvest Partners ($2.0 million) and payments made to previous owners of Aquilex HydroChem ($0.1 million).

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

Geographic Area

The following table sets forth the breakdown of the Company’s consolidated net sales by geographic region for the periods indicated. The Company’s domestic sales include sales to customers located in the United States and Canada. Our international sales include sales to customers outside of the domestic region. Domestic net sales are attributed to countries based on the location of our customers and international net sales are reported in the geographic area in which they originate.

	Successor			Predecessor
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the period December 15, 2008 - December 31, 2008	For the period January 1, 2008 - December 14, 2008

Net sales
Domestic
United States	$378,089	$427,690	$13,480	$518,199
Canada	9,023	8,633	206	7,903

Total domestic	387,112	436,323	13,686	526,102

International
Australia	-	1,202	-	-
Bermuda	2,082	587	44	1,693
China	1,344	842	-	-
Egypt	145	-	-	-
Finland	357	1,513	-	-
France	4,418	6,851	191	7,338
India	13,821	-	-	-
Italy	3,052	5,417	162	6,209
Netherlands	3,902	2,041	147	5,645
New Zealand	-	2,373	-	-
Panama	4,700	-	-	-
Poland	5,398	795	29	1,129
Singapore	171	55	-	-
Spain	-	4,767	-	-
Sweden	4,417	1,200	-	-
Venezuela	23,297	11,871	206	7,903
United Kingdom	989	2,014	59	2,258
Other	6,547	3,054	160	6,210

Total international	74,640	44,582	998	38,385

Total	$461,752	$480,905	$14,684	$564,487

Substantially all of our assets are held within the U.S.

Aquilex Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Amounts in thousands

17.	Quarterly Financial Information (Unaudited)

	Revenue	Gross Profit	Net Loss
2010
First	$107,694	$27,111	$(12,515)
Second	105,652	27,994	(12,615)
Third	110,696	29,916	(2,400)
Fourth	137,710	38,208	(119,197)

Annual	461,752	123,229	(146,727)

2009
First	$139,593	$39,246	$(5,771)
Second	125,866	38,000	(2,611)
Third	93,216	27,251	(43,220)
Fourth	122,230	39,520	(4,463)

Annual	$480,905	$144,017	$(56,065)

Aquilex Holdings LLC and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Amounts in thousands

	Balance at Beginning of Year	Acquisitions	Additions / (Deductions) Charged to Cost and Expenses	Write-offs / Deductions	Balance at End of Year
December 14, 2008 Allowance for doubtful accounts receivable	$3,548	$-	$1,727	$(899)	$4,376
December 31, 2008 Allowance for doubtful accounts receivable	4,376	-	479	(99)	4,756
December 31, 2009 Allowance for doubtful accounts receivable	4,756	-	2,679	(3,389)	4,046
December 31, 2010 Allowance for doubtful accounts receivable	4,046	-	978	(3,472)	1,552

	Balance at Beginning of Year	Acquisitions	Additions / (Deductions) Charged to Cost and Expenses	Write-offs / Deductions	Balance at End of Year
December 14, 2008 Tax valuation allowance	$1,619	$-	$979	$-	$2,598
December 31, 2008 Tax valuation allowance	2,598	1,152	768	-	4,518
December 31, 2009 Tax valuation allowance	4,518	-	346	-	4,864
December 31, 2010 Tax valuation allowance	4,864	-	898	-	5,762