Form 10-Q
period 2011-03-31
Aquilex Holdings LLC
filed 2011-05-16
CIK 1434838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

AQUILEX HOLDINGS LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Dollars in thousands

	March 31, 2011	December 31, 2010

Assets
Current assets
Cash	$ 2,391	$ 8,689
Accounts receivable, net of allowance of $1,461 and $1,552, respectively	98,052	80,430
Inventories	13,499	13,044
Cost in excess of billings	8,329	4,165
Deferred tax asset	2,378	2,378
Income tax receivable	2,785	2,464
Prepaid expenses	1,255	1,908
Other current assets	1,886	1,946

Total current assets	130,575	115,024

Property and equipment, net	73,356	73,391
Goodwill	258,687	258,687
Other intangible assets, net	203,032	206,295
Deferred financing costs, net	13,735	13,413
Other assets	2,263	2,226

Total assets	$ 681,648	$ 669,036

Liabilities and Equity
Current liabilities
Accounts payable	$ 18,893	$ 17,622
Accrued liabilities	43,268	36,563
Income tax payable	1,420	1,192
Billings in excess of cost	3,219	3,272
Interest payable	7,309	1,071
Current portion of long-term debt	1,850	1,850

Total current liabilities	75,959	61,570

Long-term debt, net of discount and current portion	384,331	377,387
Income tax payable	4,398	4,398
Other notes payable	512	-
Deferred income tax liabilities	36,312	32,923

Total liabilities	501,512	476,278

Commitments and contingencies (Note 9)
Equity
Member’s capital	399,915	399,664
Accumulated deficit	(218,878)	(206,314)
Accumulated other comprehensive loss	(447)	(592)

Total member’s equity	180,590	192,758
Noncontrolling interest	(454)	-

Total equity	180,136	192,758

Total liabilities and equity	$ 681,648	$ 669,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

Dollars in thousands

	Three months ended March 31,
	2011	2010

Revenues	$109,501	$107,694
Cost of revenue, exclusive of depreciation shown below	81,206	76,214
Depreciation	4,682	4,369

Gross profit	23,613	27,111

Operating expenses
Selling, general and administrative expense	19,637	17,056
Depreciation and amortization	3,857	5,023

Total operating expenses	23,494	22,079

Other income (expense)
Interest expense, net	(10,018)	(12,926)
Other, net	222	(418)

Total other expense, net	(9,796)	(13,344)

Loss before income expense	(9,677)	(8,312)

Income tax expense	3,389	4,203

Net loss	(13,066)	(12,515)
Less: Net loss attributable to noncontrolling interest	(502)	-

Net loss attributable to Aquilex Holdings	$(12,564)	$(12,515)

Other comprehensive loss:

Net loss	$(13,066)	$(12,515)

Foreign currency translation adjustment	140	(77)

Other comprehensive loss	(12,926)	(12,592)

Other comprehensive loss attributable to noncontrolling interest:
Net loss	(502)	-
Foreign currency translation adjustment	(5)	-

Other comprehensive loss attributable to noncontrolling interest	(507)	-

Other comprehensive loss attributable to Aquilex Holdings	$(12,419)	$(12,592)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in thousands

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(13,066)	$(12,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,276	5,059
Amortization of intangible assets	3,263	4,333
Bad debt expense	(86)	357
Deferred income taxes	3,379	4,191
(Gain) loss on sale of fixed assets	(9)	(112)
Amortization of deferred financing costs and original issue discount	1,148	2,442
Noncash equity compensation	265	380
Change in fair value of interest rate caps	-	36
Changes in operating assets and liabilities
Accounts receivable	(17,250)	(16,332)
Inventories	(294)	(390)
Cost in excess of billings	(4,156)	(4,469)
Prepaid expenses	663	370
Other assets	63	(684)
Income taxes	(94)	(236)
Accounts payable and accrued liabilities	7,838	10,569
Billings in excess of cost	(61)	552
Interest payable	6,238	6,258

Net cash used in operating activities	(6,883)	(191)

Cash flows from investing activities
Capital expenditures	(5,301)	(2,896)
Initial investment contribution to Aquilex Arabia joint venture	53	-
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	512	-
Proceeds from sales of property and equipment	12	205
Restricted cash	-	(454)

Net cash used in investing activities	(4,724)	(3,145)

Cash flows from financing activities
Payments on long-term debt	(463)	(1,649)
Proceeds from revolver debt	7,000	-
Payments on capital lease obligations	-	(47)
Payment of deferred financing costs	(1,063)	(170)

Net cash provided by (used in) financing activities	5,474	(1,866)

Net decrease in cash and cash equivalents	(6,133)	(5,202)

Effect of foreign currency changes on cash	(165)	360

Cash and cash equivalents
Beginning of period	8,689	11,252

End of period	$2,391	$6,410

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	2,537	4,237
Income taxes, net	(1,311)	412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Equity (Unaudited)

Dollars in thousands, except per unit amounts

	Common Capital Interest Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member’s Equity	Noncontrolling Interest	Total Equity
Balances at December 31, 2010	397,114,500	$399,664	$(206,314)	$(592)	$192,758	$-	$192,758

Capital Contributions	-	-	-	-	-	53	53

Performance units compensation	-	251	-	-	251	-	251

Other comprehensive loss:
Foreign currency translation adjustment	-	-	-	145	145	(5)	140

Net loss for the three months ended March 31, 2011	-	-	(12,564)	-	(12,564)	(502)	(13,066)

Balances at March 31, 2011	397,114,500	$399,915	$(218,878)	$(447)	$180,590	$(454)	$180,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

1.	Description of Business and Basis of Presentation

Description of Business

Aquilex Holdings LLC and subsidiaries (Company) is a leading global provider of a broad array of recurring critical industrial services to the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries. The Company provides these services through the combination of proprietary automation technology, a specialized equipment fleet and a specially trained labor force. The Company’s services are essential in maintaining and enhancing the efficiency, operability and profitability of customer plants by minimizing downtime and extending service life at a lower cost than replacement alternatives.

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

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and include our accounts and the accounts of our wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2011 and our operating results, and cash flows for the interim periods presented. The balance sheet at December 31, 2010 has been derived from our audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These financial statements and the related notes should be read in conjunction with the December 31, 2010 consolidated financial statements and notes thereto, which were filed with the SEC on March 31, 2011 as part of the Company’s Annual Report on Form 10-K. Our results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for a full year.

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, and a joint venture consolidated in accordance with Accounting Standards Codification (ASC) 810—Consolidation (ASC 810) (see Note 5). All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

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

For the three months ended March 31, 2011, there have been no transfers between hierarchy levels.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

As of March 31, 2011, the Company had carrying values of $98,052 for accounts receivable, net, and $18,893 for accounts payable. For these respective items, the carrying value approximated fair value at March 31, 2011. The carrying value for long-term debt was $386,181 and the fair value approximated $400,300 at March 31, 2011.

Noncontrolling Interest

Noncontrolling interests in the Company’s condensed consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholder of the Aquilex Arabia joint venture. Noncontrolling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the noncontrolling interest. The Company began consolidation of this joint venture upon receiving approval and certification by the Saudi government in February 2011. Accordingly, no prior year comparative period is presented.

Revenue Recognition

The Company evaluates the circumstances of each contract to determine the appropriate application of revenue recognition methods.

SRO Segment

The SRO construction services contracts that are short term in nature are primarily accounted for by the completed contract method and these contracts set forth the scope of services and provide a detailed work plan and timetable. Additionally, these contracts generally include automatic pricing adjustments to account for changes in the price of weld wire, the primary input material the Company uses in carrying out projects. In such cases, revenue is recognized at the completion of the job, when accepted by the customer, title and risk of loss have transferred to the customer and collectibility is reasonably assured.

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

The input method is used to determine the percent complete on time and materials contracts. Under the time and materials contracts, revenue is recognized based upon hours and cost to date at the estimated margin of the job. Due to the nature of these jobs, actual invoicing is completed after the revenue event occurs and therefore a cost in excess of billing is recorded at month end.

At March 31, 2011 and December 31, 2010, the SRO segment did not have any contracts for which a loss was anticipated.

These methods for determining the percent complete are applied consistently among all of the SRO segment contracts having similar characteristics.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

IC Segment

The industrial cleaning segment derives its revenues from services under time and materials and fixed-price contracts. Revenues from time and materials contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable. At March 31, 2011 and December 31, 2010, the IC segment did not have any contracts for which a loss was anticipated.

Income Taxes

The Company is a Limited Liability Company (LLC) and as such, members of an LLC are not personally liable for any debt, liability or obligation of the Company. However, the Company’s operations consist of both an LLC, which is not taxed as a separate entity, and certain corporate subsidiaries, which are subject to taxation under the provisions of the Internal Revenue Code.

The Company follows the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. The estimation of required valuation allowances includes an estimate of future taxable income, reversals of deferred tax liabilities, carry back periods, and tax planning strategies.

In accordance with ASC 740, the Company recorded reserves and interest for the uncertain outcome of certain tax positions and elected to include any future penalties and interest related to uncertain tax positions in income tax expense.

The Company has determined that it has no material increases or decreases in the liability for unrecognized tax benefits for the three months ended March 31, 2011.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)

In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this guidance did not have any effect on the Company’s financial position and results of operations.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

3.	Property and equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Land	$1,569	$1,569
Buildings	1,780	1,803
Improvements	1,627	1,613
Machinery and equipment	91,522	91,009
Furniture, fixtures and equipment	5,081	5,065
Vehicles	5,807	5,786
Construction in progress	16,152	11,467

	123,538	118,312
Less: Accumulated depreciation	(50,182)	(44,921)

Net property and equipment	$73,356	$73,391

Depreciation expense for the three months ended March 31, 2011 and 2010 was $5,276 and $5,059, respectively.

4.	Goodwill and Other Intangible Assets

At both March 31, 2011 and December 31, 2010, the SRO and IC segments had Goodwill of $139,956 and $118,731, respectively. Other intangible assets consist of the following:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships
SRO	$108,200	$(2,761)	$105,439	$108,200	$(690)	$107,510
IC	45,000	(6,875)	38,125	45,000	(6,125)	38,875
Technology
SRO	7,400	(1,699)	5,701	7,400	(1,514)	5,886
IC	16,500	(3,119)	13,381	16,500	(2,862)	13,638
Non-compete agreements
SRO	150	(150)	-	150	(150)	-

	177,250	(14,604)	162,646	177,250	(11,341)	165,909
Nonamortized intangible assets
Trade name
SRO	20,200	-	20,200	20,200	-	20,200
IC	20,186	-	20,186	20,186	-	20,186

Total other intangible assets	$217,636	$(14,604)	$203,032	$217,636	$(11,341)	$206,295

Management considers the trade names to have indefinite useful lives and, accordingly, are not subject to amortization. The Company reached this conclusion principally due to the longevity of the Aquilex name and the associated subsidiary names, and because the Company considered renewal upon the legal limit of the trade name as perfunctory. The Company expects to maintain usage of the Aquilex and the associated subsidiary trade names on existing products and introduce new products in the future that will also display the trade name. Consequently, trade names qualify as an indefinite-lived asset in accordance with ASC 350, Intangibles – Goodwill and Other.

Intangible assets are amortized over the period the economic use is consumed.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

Amortization expense for the three months ended March 31, 2011 and 2010 was $3,263 and $4,333, respectively.

5.	Aquilex Arabia Joint Venture

In the second quarter of 2010, the Company entered into a joint venture agreement with a Saudi Arabian company to form a limited liability company for the purpose of marketing and providing the Company’s services for refining, petrochemical and power generation applications in the Middle East. The joint venture, Aquilex Arabia Co. Ltd. (the “joint venture”), received approval and certification by the Saudi government in February 2011. The Company is the majority shareholder with 60% ownership in the joint venture. For operating purposes, the Company and the joint venture partner are obligated to provide ongoing funding on a percentage ownership basis.

The Company determined that the joint venture is a variable interest entity under ASC 810, Consolidation, and that the Company is the joint venture’s primary beneficiary. The determination that the Company is the primary beneficiary was based on ownership percentage, voting control and absorption of the profits and losses associated with the joint venture. Therefore, the financial position and results of operations of the joint venture are consolidated. Earnings and losses of the joint venture are allocable on a ratable basis based on each party’s ownership interest. The portion of the joint venture’s earnings and losses owned by the joint venture partner is recorded in the consolidated statements of operations as net income(loss) attributable to noncontrolling interests.

Through March 31, 2011, the joint venture has incurred start up expenses of approximately $1,254 and had total assets at March 31, 2011 of $244.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Compensation and benefits	$14,756	$8,831
Job costs	15,151	12,962
Insurance	4,710	4,643
State and foreign tax liabilities	2,029	2,148
Warranty reserve	289	431
Contingent liability for tax attribute	5,223	5,223
Other accrued expenses	1,110	2,325

Total accrued liabilities	$43,268	$36,563

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

7.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Revolving $50,000 loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for the LIBOR based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The revolving loan facility matures on April 1, 2015 with the balance of the revolving loan facility due at maturity.	$7,000	$-

Senior term loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The term loan matures on April 1, 2016, and amortizes in equal quarterly installments of annual amounts equal to 1% of the original principal amount during the first five and three-quarter years of the term loan, with the balance of the principal amount of the term loan due at maturity. At March 31, 2011 and December 31, 2010, the interest rate was 6.0% and 5.5%, respectively.	163,150	163,613

Senior Notes - interest at a fixed rate of 11.125% per annum, unsecured, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes mature on December 15, 2016.	225,000	225,000

Total debt	395,150	388,613

Less: current portion	(1,850)	(1,850)

Less: original issue discount (OID)	(8,969)	(9,376)

Long-term debt, less current portion and OID	$384,331	$377,387

At March 31, 2011 and December 31, 2010, the Company had $13,992 and $13,714 outstanding letter of credit obligations, respectively. At March 31, 2011 and December 31, 2010, the available revolving capacity under the revolving loan facility was $29,008 and $36,286, respectively.

Covenants

On February 28, 2011, the Company entered into Amendment No. 1 (Amendment) to its Amended and Restated Credit Agreement (Credit Agreement), dated as of April 1, 2010 and modified on June 17, 2010, with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

The Amendment, among other things, provided the following:

▪	increased the Applicable Rate by 50 basis points,
▪	increased the size of the basket for investments in Non-Loan Party Subsidiaries and Unrestricted Subsidiaries to the greater of $20,000,000 and 10% of Total Tangible Assets,
▪	increased the size of the baskets for Non-Loan Party Subsidiaries to guarantee and incur indebtedness in the aggregate to 10% of Total Tangible Assets and
▪

granted additional head room for the Company’s financial maintenance covenants (Total Leverage Ratio, Interest Coverage Ratio and Senior Secured Leverage Ratio, each as defined in the Credit Agreement).

The Company paid a one-time amendment fee of 25 basis points, or $1,063, to participating lenders, based on outstanding commitments and loans, and paid arranging fees for the amendment to Royal Bank of Canada and Morgan Stanley Senior Funding, Inc. In addition, the guarantors under the Credit Agreement executed consents to the Amendment. Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.

At March 31, 2011, the Company’s Amended Credit Agreement contains certain financial maintenance covenants requiring us to maintain certain minimum or maximum financial ratios, as follows: (i) a minimum interest coverage ratio ranging from 1.55:1 to 1.95:1 over the term of the Amended Credit Agreement; (ii) a maximum leverage ratio ranging from 6.75:1 to 4.85:1 over the term of the Amended Credit Agreement; and (ii) a maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Amended Credit Agreement.

Subject to various exceptions and baskets set forth in the Amended Credit Agreement, the Company and its subsidiaries (other than any unrestricted subsidiaries) are restricted from taking certain actions, including: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends or distributions on, or repurchasing stock or other equity interests; (v) repaying, redeeming or repurchasing certain indebtedness; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of assets. The Company is also prohibited from making capital expenditures in excess of the greater of $25,000 and 25% of Adjusted EBITDA (as defined in the Amended Credit Agreement) in any fiscal year, provided that any unused amounts in one fiscal year may be carried over to the next year. The Amended Credit Agreement also contains cross default covenants tied to all other indebtedness of the Company.

Subject to various exceptions and baskets contained in the Senior Notes indenture, the 11 1/8% Senior Notes terms include covenants that restrict the Company and its subsidiaries from taking certain actions, including (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) paying dividends or distributions on, or repurchasing stock or other equity interests; (iv) repaying, redeeming or repurchasing certain indebtedness; (v) making investments, loans or advances in or to other persons; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of the Company’s assets. The Senior Notes indenture also contains cross default covenants tied to all other indebtedness of the Company.

Covenant Compliance

As of March 31, 2011, the Company was in compliance with all of its financial covenants in its Amended Credit Agreement. Based on the Company’s current business plan, the Company believes its existing cash balances, cash generated from operations and borrowing availability under the Company’s revolving credit facility will be sufficient for the Company to meet anticipated cash needs, including debt payment requirements, for the next twelve months. The Company also believes that it will be in compliance with the debt covenants for the next twelve months. However, if the Company is unable to do so, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows. Execution of the Company’s business plan and continued compliance with the Company’s debt covenants are dependent upon the Company obtaining a minimum Adjusted

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

EBITDA which is defined as EBITDA further adjusted to exclude certain non-cash or unusual items permitted in calculating covenant compliance in our Amended Credit Agreement. The Company’s expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for the Company’s services and operating and general and administrative expenses which could prove to be inaccurate. It also contains an estimate of the extent and timing of the release of deferred maintenance and repair projects by the Company’s customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of the Company’s covenants which could result in all or a portion of the Company’s outstanding debt becoming immediately due and payable.

If the Company is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal and interest on the Company’s indebtedness, or if the Company otherwise fails to comply with the various covenants in the agreements governing the Company’s indebtedness, including the covenants contained in the Company’s Amended Credit Agreement, the Company would be in default under the terms of the agreements governing such indebtedness. Prior to such default, the Company could consider opportunities to reduce certain discretionary expenditures or prepay certain amounts of principal outstanding under the Amended Credit Agreement. In the event of such a default under the Company’s Amended Credit Agreement, including a failure to satisfy the specified financial ratios, the Company would need to seek (i) an equity contribution or (ii) a waiver of all covenant defaults under the Amended Credit Agreement.

8.	Deferred Financing Costs and Original Issue Discount

In February 2011, the Company paid $1,063 of deferred financing costs as a result of the amendment and arranging fees upon entering into its Amended and Restated Credit Agreement.

Deferred financing costs are amortized over the life of the related debt using the effective interest method. At March 31, 2011 and December 31, 2010, the Company had $13,735 and $13,413 of net outstanding deferred financing costs, respectively.

Original Issue Discount (OID) is amortized to the carrying value of the debt on the balance sheet and charged to interest expense over the life of the related debt using the effective interest method. OID is the discount from par value at the time that a bond or other debt instrument is issued. The discount represents the difference between the stated redemption price at maturity and the issue price of the debt instrument. At March 31, 2011 and December 31, 2010, the Company had $8,969 and $9,376 of unamortized OID costs, respectively.

The Company recorded amortization of deferred financing costs and OID to interest expense of $1,130 and $2,442 for the three months ended March 31, 2011 and 2010, respectively.

9.	Commitments and Contingencies

Insurance

The Company has a $500,000 per occurrence deductible insurance program for most losses related to general liability, product liability, automobile liability, workers’ compensation, and certain legal claims. For the Company’s environmental liability, they have a $250,000 per occurrence deductible. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The Company has a $300,000 per covered person deductible insurance policy for medical and dental coverage. The Company has not incurred significant claims or losses on any of these insurance policies. As of March 31, 2011 and December 31, 2010, $4,710 and $4,643, respectively, were included in accrued liabilities in the accompanying balance sheets for self-insurance claims.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

Litigation

The Company is a defendant in various lawsuits arising in the normal course of our business. Substantially all of these suits are being defended by the Company, their insurance carriers or other parties pursuant to indemnification obligations. The Company believes a majority of the claims covered by insurance will be resolved at or for less than the applicable deductibles and that any liability in excess of a deductible will not exceed the limits of the applicable insurance policies. Although the results of litigation cannot be predicted with certainty, the Company believes adequate provision has been made for substantially all of the outstanding claims and the final outcome of any pending litigation will not have a material adverse effect on our consolidated financial position or results of operations.

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

Performance Bonds

During the ordinary course of business, the Company is periodically required to enter into performance bond arrangements to collateralize its obligations under various contracts. The Company has a total of $7,755 and $5,532 in performance bond obligations as of March 31, 2011 and December 31, 2010, respectively.

10.	Income Taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant, infrequent, or unusual items which are required to be discretely recognized within the current interim period. The Company’s effective tax rate was (35.0%) and (50.6%) for the three months ended March 31, 2011 and 2010, respectively. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, non-deductible stock based compensation, and other nondeductible expenses. As a result of these significant nondeductible expenses, the forecasted annual effective income tax rates for the three months ended March 31, 2011 and 2010 are negative, thereby resulting in income tax expense on pre-tax book losses for such periods.

11.	Employee Benefit Plans

The Company maintains a 401(k) plan into which eligible employees may elect to contribute from 0% to 75% of their pre-tax compensation subject to an annual maximum dollar amount as set by the Internal Revenue Service. At its discretion, the Company may make discretionary matching cash contributions. Employer 401(k) matching contributions to the plan were $455 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Prior to April 2010, each segment maintained a separate 401(k) plan. Subsequently, all plans were converted to one consolidated “Aquilex” 401(k) plan.

12.	Supplemental Guarantor Information

On December 23, 2009, the Company completed an offering of $225,000 unsecured 11 1/8% Senior Notes due 2016. The Senior Notes are jointly, severally, fully, and unconditionally guaranteed on an unsecured senior basis by all of the current 100% owned material U.S. subsidiaries (Guarantor Subsidiaries). Aquilex Finance Corp. (Aquilex Finance), which is a co-

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

issuer of the notes, and the Company’s non-U.S. subsidiaries and consolidated joint venture are not guarantors of the notes.

The following supplemental information presents the financial position, results of operations and cash flows of Aquilex Holdings LLC (Parent), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

The consolidating statement of operations for the three months ended March 31, 2010 has been revised to decrease Equity in net income of the Guarantor subsidiaries by $743. This increase is offset by a corresponding revision of the same amount to the eliminations column.

Aquilex Finance is presented as a co-issuer and has only minimal amounts.

	March 31, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$3,635	$-	$(1,983)	$739	$-	$2,391
Accounts receivable, net	-	-	92,884	5,168	-	98,052
Inventories, net	-	-	10,724	2,775	-	13,499
Cost in excess of billings	-	-	8,197	132	-	8,329
Deferred tax asset	86	-	2,277	15	-	2,378
Income tax receivable	-	-	2,646	139	-	2,785
Prepaid expenses	451	-	647	157	-	1,255
Other current assets	846	-	1,027	13	-	1,886

Total current assets	5,018	-	116,419	9,138	-	130,575
Property and equipment, net	712	-	71,799	845	-	73,356
Goodwill	-	-	258,687	-	-	258,687
Other intangible assets, net	-	-	203,032	-	-	203,032
Deferred financing costs, net	-	-	13,735	-	-	13,735
Other assets	1,670	-	636	627	(670)	2,263
Investment in affiliates	150,991	-	2,499	-	(153,490)	-

Total assets	$158,391	$-	$666,807	$10,610	$(154,160)	$681,648

Liabilities and Equity
Current liabilities
Accounts payable	$150	$-	$16,255	$2,488	$-	$18,893
Accrued liabilities	3,494	-	38,660	1,114	-	43,268
Income tax payable	-	-	1,420	-	-	1,420
Billings in excess of cost	-	-	3,033	186	-	3,219
Interest payable	7,309	-	-	-	-	7,309
Current portion of long-term debt	1,850	-	-	-	-	1,850
Intercompany	(29,467)	-	25,533	3,739	195	-

Total current liabilities	(16,664)	-	84,901	7,527	195	75,959
Long-term debt, net of discount and current portion	384,331	-	-	-	-	384,331
Other notes payable	-	-	-	1,377	(865)	512
Intercompany debt	(380,427)	-	380,427	-	-	-
Income tax payable	-	-	4,398	-	-	4,398
Deferred income tax liabilities	(8,985)	-	44,957	340	-	36,312

Total liabilities	(21,745)	-	514,683	9,244	(670)	501,512
Equity
Member’s capital	399,915	-	369,023	-	(369,023)	399,915
Accumulated deficit	(219,380)	-	(216,459)	1,764	214,695	(219,380)
Accumulated other comprehensive income (loss)	(452)	-	(440)	(531)	971	(452)

Total member’s equity	180,083	-	152,124	1,233	(153,357)	180,083
Noncontrolling interest	53	-	-	133	(133)	53

Total equity	180,136	-	152,124	1,366	(153,490)	180,136

Total liabilities and equity	$158,391	$-	$666,807	$10,610	$(154,160)	$681,648

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

	December 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$ 12,383	$ -	$ (6,035)	$ 2,341	$ -	$ 8,689
Accounts receivable, net	-	-	76,379	4,051	-	80,430
Inventories, net	111	-	10,451	2,482	-	13,044
Cost in excess of billings	-	-	4,116	49	-	4,165
Deferred tax asset	86	-	2,277	15	-	2,378
Income tax receivable	-	-	2,464	-	-	2,464
Prepaid expenses	964	-	796	148	-	1,908
Other current assets	740	-	1,175	31	-	1,946

Total current assets	14,284	-	91,623	9,117	-	115,024
Property and equipment, net	795	-	71,771	825	-	73,391
Goodwill	-	-	258,687	-	-	258,687
Other intangible assets, net	-	-	206,295	-	-	206,295
Deferred financing costs, net	-	-	13,413	-	-	13,413
Other assets	1,000	-	636	590	-	2,226
Investment in affiliates	164,023	-	1,993	-	(166,016)	-

Total assets	$ 180,102	$ -	$ 644,418	$ 10,532	$ (166,016)	$ 669,036

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$ 487	$ -	$ 14,920	$ 2,215	$ -	$ 17,622
Accrued liabilities	4,195	-	30,909	1,459	-	36,563
Income tax payable	-	-	1,009	183	-	1,192
Billings in excess of cost	-	-	3,201	71	-	3,272
Interest payable	1,071	-	-	-	-	1,071
Current portion of long-term debt	1,850	-	-	-	-	1,850
Intercompany	(9,194)	-	4,600	4,594	-	-

Total current liabilities	(1,591)	-	54,639	8,522	-	61,570
Long-term debt, net of discount and current portion	377,387	-	-	-	-	377,387
Intercompany debt	(379,827)	-	379,827	-	-	-
Income tax payable	-	-	4,398	-	-	4,398
Deferred income tax liabilities	(8,625)	-	41,531	17	-	32,923

Total liabilities	(12,656)	-	480,395	8,539	-	476,278
Member’s equity
Member’s capital	399,664	-	369,023	-	(369,023)	399,664
Accumulated deficit	(206,314)	-	(204,408)	2,664	201,744	(206,314)
Accumulated other comprehensive income (loss)	(592)	-	(592)	(671)	1,263	(592)

Total member’s equity	192,758	-	164,023	1,993	(166,016)	192,758

Total liabilities and member’s equity	$ 180,102	$ -	$ 644,418	$ 10,532	$ (166,016)	$ 669,036

	For the three months ended March 31, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$ -	$ -	$ 102,890	$ 6,611	$ -	$ 109,501
Cost of revenue, exclusive of depreciation shown below	-	-	76,239	4,967	-	81,206
Depreciation	-	-	4,682	-	-	4,682

Gross profit	-	-	21,969	1,644	-	23,613
Operating expenses
Selling, general and administrative expense	-	-	17,293	2,344	-	19,637
Depreciation and amortization	121	-	3,660	76	-	3,857

Total operating expenses	121	-	20,953	2,420	-	23,494
Other income (expense)
Interest expense, net	-	-	(10,018)	-	-	(10,018)
Other, net	-	-	23	199	-	222

Total other income (expense)	-	-	(9,995)	199	-	(9,796)
Loss before income tax expense (benefit)	(121)	-	(8,979)	(577)	-	(9,677)
Income tax expense(benefit)	(48)	-	3,426	323	(312)	3,389
Equity in net loss of consolidated subsidiaries	(13,305)	-	354	-	12,951	-

Net loss	$ (13,066)	$ -	$ (12,051)	$ (900)	$ 13,263	$ (13,066)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

	For the three months ended March 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$104,670	$3,024	$-	$107,694
Cost of revenue, exclusive of depreciation shown below	-	-	73,715	2,499	-	76,214
Depreciation	-	-	4,369	-	-	4,369

Gross profit	-	-	26,586	525	-	27,111
Operating expenses
Selling, general and administrative expense	-	-	16,010	1,046	-	17,056
Depreciation and amortization	82	-	4,858	83	-	5,023

Total operating expenses	82	-	20,868	1,129	-	22,079
Other income (expense)
Interest expense, net	(37)	-	(12,937)	48	-	(12,926)
Other, net	-	-	(47)	(371)	-	(418)

Total other income (expense)	(37)	-	(12,984)	(323)	-	(13,344)
Loss before income tax benefit	(119)	-	(7,266)	(927)	-	(8,312)
Income tax benefit	(18)	-	4,405	(184)	-	4,203
Equity in net income (loss) of consolidated subsidiaries	(12,414)	-	(743)	-	13,157	-

Net income(loss)	$(12,515)	$-	$(12,414)	$(743)	$13,157	$(12,515)

	For the three months ended March 31, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(13,434)	$-	9,276	$(2,725)	$-	$(6,883)
Cash flows from investing activities
Capital expenditures	(38)	-	(5,219)	(44)	-	(5,301)
Initial investment contribution to Aquilex Arabia joint venture	(80)	-	-	133	-	53
Payment of expenses on behalf of Aquilex Arabia joint venture	(670)	-	(17)	687	-	-
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	-	-	-	512	-	512
Proceeds from sales of property and equipment	-	-	12	-	-	12

	(788)	-	(5,224)	1,288	-	(4,724)
Cash flows from financing activities
Payments on long-term debt	(463)	-	-	-	-	(463)
Proceeds from revolver debt	7,000	-	-	-	-	7,000
Payment of deferred financing costs	(1,063)	-	-	-	-	(1,063)

	5,474	-	-	-	-	5,474
Effect of exchange rates on cash	-	-	-	(165)	-	(165)

Net increase (decrease) in cash	$(8,748)	$-	$4,052	$(1,602)	$-	$(6,298)

	For the three months ended March 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(8,819)	$-	7,999	$629	$-	$(191)
Cash flows from investing activities
Capital expenditures	(8)	-	(2,780)	(108)	-	(2,896)
Proceeds from sales of property and equipment	-	-	205	-	-	205
Restricted cash	-	-	-	(454)	-	(454)

	(8)	-	(2,575)	(562)	-	(3,145)
Cash flows from financing activities
Payments on long-term debt	(1,649)	-	-	-	-	(1,649)
Payment on capital lease obligations	-	-	(47)	-	-	(47)
Payment of deferred financing costs	-	-	(170)	-	-	(170)

	(1,649)	-	(217)	-	-	(1,866)
Effect of exchange rates on cash	-	-	-	360	-	360

Net increase (decrease) in cash	$(10,476)	$-	$5,207	$427	$-	$(4,842)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

13.	Reportable Segments

The Company provides services through two segments: Specialty Repair and Overhaul (SRO) and Industrial Cleaning (IC). The SRO segment provides specialized welding, overlay, repair, and overhaul services for industrial applications of:

▪	Erosion and Corrosion Protection Services which re-establish and preserve the mechanical and structural integrity of high-energy equipment;
▪	Repair Technologies Services which provide innovative solutions to “first-of-a-kind” and recurring mechanical, maintenance and configuration challenges; and
▪	Shop Services for replacement part fabrication and repair services.

The IC segment provides industrial cleaning services to a wide range of processing industries, including petrochemical, oil refining, electric utilities and pulp and paper. The customers are primarily located in industrial sectors in the United States (U.S.). The largest sources of revenue are:

▪	high-pressure and ultra-high pressure water cleaning (hydroblasting);
▪	industrial vacuuming;
▪	chemical cleaning; and
▪	tank cleaning.

The majority of these services involve recurring maintenance intended to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

	March 31, 2011	December 31, 2010
Total assets:
Specialty Repair and Overhaul	$ 427,029	$ 408,640
Industrial Cleaning	282,702	279,374
Corporate	376,748	385,103
Eliminations	(404,831)	(404,081)

	$ 681,648	$ 669,036

The Company evaluates the performance and allocates resources based on Adjusted EBITDA results. The Company also uses Adjusted EBITDA as a measure of segment profitability.

The Company presents Adjusted EBITDA because they consider it an important supplemental measure of the Company’s performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in their industry and because a determination of Adjusted EBITDA is necessary to calculate the Company’s covenant compliance under the Company’s Amended Credit Agreement.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in the Company’s Amended Credit Agreement.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2011

Dollars in thousands

	For the three months ended March 31,
	2011	2010
Total revenue:
Specialty Repair and Overhaul	$56,549	$57,766
Industrial Cleaning	52,952	49,928

	$109,501	$107,694

Adjusted EBITDA attributable to Aquilex Holdings:
Specialty Repair and Overhaul	$6,802	$8,107
Industrial Cleaning	3,566	6,699
Other (a)	(752)	-

Total Adjusted EBITDA attributable to Aquilex Holdings	9,616	14,806
Adjusted EBITDA attributable to noncontrolling interest	(502)	-
Depreciation and amortization	(8,539)	(9,392)
Interest expense, net	(10,018)	(12,926)
Incentive unit expense (b)	(265)	(380)
Sarbanes Oxley costs (c)	(191)	-
Other, net (d)	222	(420)

Consolidated loss before income taxes	$(9,677)	$(8,312)

Depreciation and amortization
Specialty Repair and Overhaul	$4,106	$4,798
Industrial Cleaning	4,312	4,512
Corporate	121	82

	$8,539	$9,392

(a)	Reflects expenses associated with our controlling interest in the Aquilex Arabia joint venture.
(b)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(c)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(d)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following discussion and analysis of our financial condition and results of operations should be read together (i) with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) with our December 31, 2010 audited consolidated financial statements and accompanying notes, and related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

We are a leading global provider of critical maintenance, repair, overhaul and industrial cleaning solutions. Through our divisional and branch offices in the United States and Europe, we provide our services to a diverse global base of over 600 customers, primarily in the oil and gas refining, chemical and petrochemical production, fossil and nuclear power generation and waste-to-energy industries. Our customer relationships have extended over many years. We combine our proprietary technology, specialized equipment fleet, skilled workforce and project management expertise to provide a broad range of complementary industrial services. These services are often mandatory and recurring in nature and are essential for optimizing the operating efficiency, utilization, profitability and safety of our customers’ facilities.

We operate our business in two segments:

Specialty Repair and Overhaul (51.6% of first quarter 2011 revenues). Our SRO services include welding repair, erosion and corrosion protection and specialized construction services, including component repair. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. In 2010, we completed 724 projects, and in the first quarter of 2011, we completed 153 projects. Approximately 69.6% of the 2010 revenues of our SRO segment were generated from customers located in North America. For the first quarter of 2011, 74.9% of SRO revenue was generated from customers located in North America.

Industrial Cleaning (48.4% of first quarter 2011 revenues). Industrial cleaning is critical to maintaining plant efficiency and safety. These services typically cannot be deferred by customers for long periods of time and constitutes an essential component of our customers’ regularly scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine, daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 76 service locations, 58 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our customers retain ownership of the resulting waste at all times.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Results of Operations

The following summary sets forth our results of operations on a consolidated basis and for each of our business segments.

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010

	Three months ended March 31,
	2011	2010	Percent Change
Revenues
SRO	$56,549	$57,766	-2.1%
Industrial Cleaning	52,952	49,928	6.1%

Total revenues	109,501	107,694	1.7%

Cost of revenue, exclusive of depreciation
SRO	43,143	43,005	0.3%
Industrial Cleaning	38,063	33,209	14.6%

Total cost of revenue	81,206	76,214	6.5%

Depreciation
SRO	1,584	1,169	35.5%
Industrial Cleaning	3,098	3,200	-3.2%

Total depreciation	4,682	4,369	7.2%
Gross profit
SRO	11,822	13,592	-13.0%
Industrial Cleaning	11,791	13,519	-12.8%

Total gross profit	23,613	27,111	-12.9%

Selling, general and administrative (SG&A) expense
SRO	6,839	6,858	-0.3%
Industrial Cleaning	11,544	10,198	13.2%
Other	1,254	-	100.0%

Total SG&A	19,637	17,056	15.1%

Depreciation and amortization (D&A)
SRO	2,522	3,629	-30.5%
Industrial Cleaning	1,214	1,312	-7.5%
Corporate	121	82	47.6%

Total D&A	3,857	5,023	-23.2%

Other income (expense)
Interest expense, net	(10,018)	(12,926)	-22.5%
Other, net	222	(418)	-153.1%

Total other income (expense)	(9,796)	(13,344)	-26.6%

Loss before income tax benefit	(9,677)	(8,312)	16.4%
Income tax expense	3,389	4,203	-19.4%

Net loss	$(13,066)	$(12,515)	4.4%

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Revenues

Revenues increased $1.8 million, or 1.7%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The increase was attributable to higher revenues in our Industrial Cleaning segment.

SRO. Revenues in our SRO segment decreased $1.2 million, or 2.1%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The decrease was primarily the result of a $13.0 million decline in our engineered solution and other nuclear repair service lines as the number and size of these highly engineered projects decreased. In addition, revenues decreased for customers in Fossil Power and other industries by $1.5 million and $0.8 million, respectively. These decreases were partially offset by increases of $4.7 million and $8.9 million from our Petrochemical and Refinery customers, respectively, for the three months ended March 31, 2011 when compared to the corresponding prior year period.

Industrial Cleaning. Revenues in our IC segment increased $3.0 million, or 6.1%, for the three months ended March 31, 2011 when compared to the corresponding prior year period, largely due to increased demand for cleaning services related to customers’ turnaround projects. The increase was primarily the result of the $4.3 million increase from cleaning services to our Petrochemical customers for the three months ended March 31, 2011 when compared to the corresponding prior year period. The increases were offset by decreases of $0.8 million and $0.7 million from Fossil-fuel power and Pulp and Paper customers, respectively, for the three months ended March 31, 2011 when compared to the corresponding prior year period.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, increased $5.0 million, or 6.5%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. Cost of revenue as a percentage of revenue increased 3.4 percentage points to 74.2% for the three months ended March 31, 2011, from 70.8% for the three months ended March 31, 2010.

SRO. Cost of revenue, exclusive of depreciation, increased $0.1 million, or 0.3%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. Approximately $1.2 million of the increase for the three months ended March 31, 2011 was driven by (a) project mix which was driven by a greater proportion of lower margin services provided to customers, (b) higher job costs for international projects, and (c) lower pricing on several jobs due to competitive pricing pressures. This increase in cost of revenue was offset by (1) a volume decrease of approximately $0.8 million resulting from the 2.1% decline in SRO revenue, and (2) cost reductions of $0.3 million related to controlling indirect costs.

Industrial Cleaning. Cost of revenue, exclusive of depreciation, increased $4.9 million, or 14.6%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The increase was primarily driven by a volume increase of approximately $2.0 million resulting from the 6.1% revenue increase for the three months ended March 31, 2011 when compared to the corresponding prior year period. Cost of revenue was further increased by increases in labor, fuel, and supplies costs of approximately $1.7 million, $0.8 million, and $0.4 million, respectively, in the three months ended March 31, 2011 when compared to the corresponding prior year period.

Cost of revenue - Depreciation

Depreciation costs increased $0.3 million, or 7.2%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The increase was primarily due to increased depreciation on 2010 capital expenditures.

SRO. Depreciation costs in our SRO segment increased $0.4 million, or 35.5%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The increase was primarily due to increased depreciation resulting from the $3.9 million of 2010 capital expenditures.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment decreased $0.1 million, or 3.2%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by the depreciation of new capital assets acquired.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Gross profit

Gross profit decreased $3.5 million, or 12.9%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. Our gross profit margin decreased to 21.6% for the three months ended March 31, 2011 compared to 25.2% for the corresponding prior year period.

SRO. Gross profit in our SRO segment decreased $1.8 million, or 13.0%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. This decrease was primarily the result of a 2.1% decrease in revenues, job project mix, higher job costs for international work, competitive pricing, and a 35.5% increase in depreciation for the three months ended March 31, 2011 when compared to the corresponding prior year period.

Industrial Cleaning. Gross profit in our Industrial Cleaning segment decreased $1.7 million, or 12.8%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The decrease was primarily the result of the 14.6 percentage point increase in cost of revenue, exclusive of depreciation, as a result of higher labor, fuel, supply and rental equipment costs, offset to a lesser extent by a 6.1% increase in revenue for the three months ended March 31, 2011 when compared to the corresponding prior year period.

Selling, general and administrative expense

SG&A expense increased $2.6 million, or 15.1%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. As a percentage of revenues, SG&A expense increased to 17.9% for the three months ended March 31, 2011 from 15.8% of revenues for the corresponding prior year period.

SRO. SG&A expense in our SRO segment decreased 0.3% for the three months ended March 31, 2011 and essentially remained consistent with the prior year corresponding period. SG&A expense in our SRO segment for the three months ended March 31, 2011 represented 12.1% of SRO revenues during this period, compared to 11.9% in the corresponding prior year period. This 0.2 percentage point increase primarily resulted from the SG&A remaining relatively flat while revenues declined 2.1% from the prior year corresponding period.

Industrial Cleaning. SG&A expense in our Industrial Cleaning segment increased $1.3 million, or 13.2%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. SG&A expense in our IC segment for the three months ended March 31, 2011 represented 21.8% of IC revenues during this period, compared to 20.4% in the corresponding prior year period. This increase is primarily the result of an increase in labor costs of approximately $0.3 million and health insurance costs of approximately $0.2 million for the three months ended March 31, 2011 when compared to the corresponding prior year period. In addition, SG&A in the comparable period in 2010 was lower as a result of $0.7 million in proceeds from business interruption insurance for Hurricane Ike that was received in the three months ended March 31, 2010.

Corporate and other. The Company policy is to allocate out all Corporate SG&A to the SRO and Industrial Cleaning segments. For the three months ended March 31, 2011, we began consolidating the Aquilex Arabia joint venture as a result of receiving the approval and certification by the Saudi government in February 2011. This consolidation contributed $1.3 million to the overall increase as compared to corresponding prior year period.

Depreciation and amortization

Depreciation and amortization costs decreased $1.2 million, or 23.2%, for the three months ended March 31, 2011 when compared to the corresponding prior year periods.

SRO. Depreciation and amortization costs in our SRO segment decreased $1.1 million, or 30.5% for the three months ended March 31, 2011 when compared to the corresponding prior year period. Approximately $1.0 million of the decrease primarily resulted from the reduced amortization in the three months ending March 31, 2011 resulting from the $53.2 million impairment of SRO amortizable assets in the fourth quarter of 2010. The impairment reduced the amortizable base over the remaining life and as a result the quarterly amortization decreased. The remaining $0.1 of the decrease was primarily due to asset dispositions

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010 and the first quarter of 2011.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment decreased $0.1 million, or 7.5%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010 and the first quarter of 2011.

Interest expense, net

Net interest expense decreased $2.9 million, or 22.5%, for the three months ended March 31, 2011 when compared to the corresponding prior year period. The decrease was primarily attributable to a lower effective interest rate on the current capital structure of term debt and senior notes during the three months ended March 31, 2011 that primarily resulted from refinancing activities that we undertook in April 2010. Our average debt, net of original issue discount, during the three months ended March 31, 2011 was $379.4 million, compared with $374.1 for the corresponding prior year period.

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency transactions for the three months ended March 31, 2011, when compared to the corresponding prior year period.

Income taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The income tax expense decreased $0.8 million for the three months ended March 31, 2011 when compared to the corresponding prior year period. Our effective tax rate was (35.0%) and (50.6%) for the three months ended March 31, 2011 and 2010, respectively. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, non-deductible stock based compensation, and other nondeductible expenses. As a result of these significant nondeductible expenses, the forecasted annual effective income tax rates for the three months ended March 31, 2011 and 2010 are negative, thereby resulting in income tax expense on pre-tax book losses for such periods.

For the three months ended March 31, 2011 and 2010, respectively, we did not recognize any previously unrecognized tax benefits nor did we increase the reserve for uncertain tax positions.

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

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in our Amended Credit Agreement.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry and because a determination of Adjusted EBITDA is necessary to calculate our covenant compliance under our Amended Credit Agreement. You are encouraged to evaluate each adjustment and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

▪	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
▪	they do not reflect changes in, or cash requirements for, our working capital needs;
▪	they do not reflect the significant interest expense, or the cash requirements necessary to service interest on our debts;
▪	they do not reflect our income tax expense or the cash requirements to pay our taxes;
▪

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

▪	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and
▪	Adjusted EBITDA does not reflect cash expenditures that may recur in future periods.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA attributable to equity holders of the Company to net loss attributable to equity holders of the Company.

	For the three months ended March 31,
($ in thousands)	2011	2010

Net loss attributable to Aquilex Holdings	$(12,564)	$(12,515)
Interest expense, net	10,018	12,926
Income tax expense (benefit)	3,389	4,203
Depreciation and amortization	8,539	9,392

EBITDA attributable to Aquilex Holdings	9,382	14,006

Adjustments to EBITDA
Incentive units expense (a)	265	380
Sarbanes Oxley costs (b)	191	-
Other (c)	(222)	420

Adjusted EBITDA attributable to Aquilex Holdings	$9,616	$14,806

(a)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(b)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(c)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Liquidity and Capital Resources

At March 31, 2011, we had cash of $2.4 million, working capital of $54.6 million and outstanding debt obligations, net of OID, of $386.2 million. At March 31, 2011, we had $14.0 million outstanding letter of credit obligations. Our ability to satisfy our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and government regulation.

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

At March 31, 2011, the available revolving capacity under our revolving credit facility was $29.0 million. Our ability to access our revolving credit facility is contingent upon our continued compliance with certain covenants on the various facilities, described more fully below and in Note 7 in our accompanying condensed consolidated financial statements.

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

As of March 31, 2011, the Company was in compliance with all of its financial covenants in its Credit Agreement.

On February 28, 2011, we entered into Amendment No. 1 (the “Amendment”) to our Amended and Restated Credit Agreement, dated as of April 1, 2010 and modified on June 17, 2010 (as amended, the “Credit Agreement”), with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

The Amendment, among other things, provided the following:

▪	increased the Applicable Rate by 50 basis points;
▪	increased the size of the basket for investments in Non-Loan Party Subsidiaries and Unrestricted Subsidiaries to the greater of $20,000,000 and 10% of Total Tangible Assets;
▪	increased the size of the baskets for Non-Loan Party Subsidiaries to guarantee and incur indebtedness in the aggregate to 10% of Total Tangible Assets; and
▪	granted additional head room for our financial maintenance covenants (Total Leverage Ratio, Interest Coverage Ratio and Senior Secured Leverage Ratio).

The amended financial covenants changed favorably for the Company and are as follows:

▪

A minimum interest coverage ratio, ranging from 1.55:1 to 1.95:1 over the term of the Credit Agreement. The minimum interest coverage ratio is computed as the Adjusted EBITDA to consolidated interest expense.

▪

A maximum leverage ratio, ranging from 6.75:1 to 4.85:1 over the term of the Credit Agreement. The maximum leverage ratio is computed as consolidated total debt to Adjusted EBITDA after giving effect to any pro forma adjustments which are those relating to the EBITDA of a permitted acquisition or disposition.

▪

A maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Credit Agreement. The maximum secured leverage ratio is computed as the consolidated secured indebtedness to Adjusted EBITDA giving effect to pro forma adjustments, as defined above, deeming to have occurred on the first day of the applicable measurement period.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the Credit Agreement and the Amendment, which were incorporated by reference as exhibits to our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Based on our current business plan, we believe our existing cash balances, cash generated from operations and borrowing availability under our revolving credit facility will be sufficient to meet our anticipated cash needs, including debt payment requirements, for the next twelve months. We also believe that we will be in compliance with the debt covenants for the next twelve months. Continued compliance with our debt covenants is dependent upon us obtaining a minimum Adjusted EBITDA. Our expectations regarding Adjusted EBITDA depend on certain estimates and assumptions regarding the demand and rates for our services and operating and general and administrative expenses which could prove to be inaccurate. It also depends on an estimate of the extent and timing of the release of deferred maintenance and repair projects by our customers. A deviation from one or more of these estimates or assumptions could result in a violation of one or more of our covenants which could result in all or a portion of our outstanding debt becoming immediately due and payable. We may be required to seek amendments or waivers in the future, and there can be no certainty that such amendment or waivers would be forthcoming. If we were required to seek an amendment or waiver of our financial ratio covenants and were unable to obtain one, we would default under our Credit Agreement which could have a material adverse impact on the Company.

Cash Flows

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Cash Used in Operating Activities

Our net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $6.9 million and $0.2 million, respectively, resulting in an increase of $6.7 million in net cash used in operating activities for the three months ended March 31, 2011 compared to the corresponding prior year period. The increase in net cash used in operating activities is primarily the result of a $2.7 million decrease in accounts payable and accrued liabilities. This change resulted primarily from the timing of cash receipts and payments. The overall increase in net cash used in operating activities was further impacted by the adjustment for non-cash items of approximately $3.5 million which resulted primarily from decreases to amortization of intangibles, deferred financing costs and original issue discount. The remainder of the increase of approximately $0.5 million in net cash used in operating activities was the result of various other working capital changes.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by approximately $1.6 million for the three months ended March 31, 2011 compared to the corresponding prior year period, primarily due to an increase in capital expenditures of $2.4 million offset by $0.5 million of Aquilex Arabia expenses paid for by our joint venture partner, and a $0.5 decrease in the restricted cash usage.

Net Cash Provided By (Used in) Financing Activities

Our net cash provided by financing activities increased by $7.3 million for the three months ended March 31, 2011 compared to the corresponding prior year period due primarily to the $7.0 million draw from our revolving credit facility in the three months ended March 31, 2011 as compared to none in the corresponding prior year period. Further, principal payments decreased $1.2 million as a result of the debt refinancing. These increases in first quarter 2011 financing activities were primarily offset by $1.1 million of deferred financing costs payments associated with the amendment of the Credit Agreement.

Capital Expenditures

Capital expenditures were $5.3 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

Contractual Obligations and Other Commitments

Except as noted below, we did not have any material changes to our contractual obligations and other commitments as provided in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Off-Balance Sheet Arrangements

At March 31, 2011, we had bonding obligations of $7.8 million. We had no material changes in our operating lease arrangements during the three months ended March 31, 2011.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)

In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this guidance did not have any effect on the Company’s financial position and results of operations.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASU listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company or (iv) are not expected to have a significant impact on our company.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates and commodity prices. We do not engage in financial transactions for trading or speculative purposes. There have been no material changes in this Item from the discussion contained in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

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

March 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time, may make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are not historical facts and represent only our beliefs regarding future events, and you are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control. Consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following: (1) general economic conditions and instability and volatility in the financial markets; (2) a deterioration in our safety record; (3) claims relating to professional liability, personal injury or property damage; (4) failure to create or maintain a technological advantage over our competitors; (5) failure to complete projects in a timely fashion; (6) failure to obtain the award of new projects or renewal of existing projects; (7) difficulties in hiring skilled craft workers; (8) increases in the cost of labor or the incidence of labor disputes; (9) increased worker turnover rate; (10) decrease in the demand for the products of original equipment manufacturers; (11) increases in cost and availability of weld wire, chemicals and certain other materials; (12) decline in market opportunities for our products and our ability to take advantage of those opportunities; (13) risks associated with our new branding strategy and the related costs; (14) adverse changes in foreign exchange rates; (15) severe weather conditions and other catastrophes; (16) incidence of labor disputes; (17) liabilities in the event of a spill, discharge or release of chemicals or hazardous materials; (18) economic, political and other risks associated with international operations; (19) adverse changes in law or regulations; (20) loss of certain required certifications, licenses and permits; (21) impairments to intangible assets or long-lived assets; (22) failure to correctly estimate costs for our projects; (23) performance failures of our third-party suppliers; (24) the loss of a key subcontractor; (25) failure to protect our intellectual property rights; (26) negative public perception of nuclear power and radioactive materials; (27) the impact of our substantial indebtedness; and (28) the significant limitations contained in our Credit Agreement and the Indenture governing our outstanding senior notes, including limitations on making acquisitions, obtaining performance bonding, expanding internationally, incurring additional debt, making investments, selling assets and taking other actions. For a fuller description of these and other possible uncertainties, please refer to our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If we do revise or update one or more forward-looking statements, you should not conclude that we will make additional revisions or updates with respect thereto or with respect to the other forward-looking statements, except as required by law.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Commitments and Contingencies in Note 9 to our condensed consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings, which is hereby incorporated by reference into this Item 1 of Part II.

Item 1A.	Risk Factors

There have been no material changes in the status of our risk factors from those described in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

Item 6.	Exhibits

Exhibit No.	Description of Document

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Aquilex Holdings, LLC and Subsidiaries

March 31, 2011

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

Date: May 16, 2011