Form 10-Q
period 2011-06-30
Aquilex Holdings LLC
filed 2011-08-15
CIK 1434838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

AQUILEX HOLDINGS LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Dollars in thousands

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash	$2,776	$8,689
Accounts receivable, net of allowance of $1,522 and $1,552, respectively	93,518	80,430
Inventories	13,359	13,044
Cost in excess of billings	6,855	4,165
Deferred tax asset	2,378	2,378
Income tax receivable	3,525	2,464
Prepaid expenses	1,799	1,908
Other current assets	1,058	1,946

Total current assets	125,268	115,024
Property and equipment, net	72,121	73,391
Goodwill	258,687	258,687
Other intangible assets, net	199,770	206,295
Deferred financing costs, net	13,071	13,413
Other assets	1,638	2,226

Total assets	$670,555	$669,036

Liabilities and Equity
Current liabilities
Accounts payable	$22,867	$17,622
Accrued liabilities	36,760	36,563
Income tax payable	1,399	1,192
Billings in excess of cost	4,000	3,272
Interest payable	1,042	1,071
Current portion of long-term debt	1,850	1,850

Total current liabilities	67,918	61,570
Long-term debt, net of discount and current portion	389,272	377,387
Income tax payable	4,398	4,398
Other notes payable	825	—
Deferred income tax liabilities	28,534	32,923

Total liabilities	490,947	476,278

Commitments and contingencies (Note 9)
Equity
Member’s capital	400,165	399,664
Accumulated deficit	(219,505)	(206,314)
Accumulated other comprehensive loss	(393)	(592)

Total member’s equity	180,267	192,758
Noncontrolling interest	(659)	—

Total equity	179,608	192,758

Total liabilities and equity	$670,555	$669,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

Dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$117,103	$105,652	$226,604	$213,346
Cost of revenue, exclusive of depreciation shown below	84,398	73,360	165,604	149,574
Depreciation	4,847	4,298	9,529	8,667

Gross profit	27,858	27,994	51,471	55,105
Operating expenses
Selling, general and administrative expense	22,507	19,265	42,144	36,321
Depreciation and amortization	3,821	4,990	7,678	10,013

Total operating expenses	26,328	24,255	49,822	46,334
Other income (expense)
Interest expense, net	(10,236)	(10,277)	(20,254)	(23,203)
Loss on extinguishment of debt	—	(24,424)	—	(24,424)
Other, net	91	(272)	313	(690)

Total other expense, net	(10,145)	(34,973)	(19,941)	(48,317)

Loss before income tax benefit	(8,615)	(31,234)	(18,292)	(39,546)
Income tax benefit	(7,778)	(18,619)	(4,389)	(14,416)

Net loss	(837)	(12,615)	(13,903)	(25,130)
Less: Net loss attributable to noncontrolling interest	(210)	—	(712)	—

Net loss attributable to Aquilex Holdings	$(627)	$(12,615)	$(13,191)	$(25,130)

Other comprehensive loss:
Net loss	$(837)	$(12,615)	$(13,903)	$(25,130)
Foreign currency translation adjustment	59	(44)	199	(121)

Other comprehensive loss	(778)	(12,659)	(13,704)	(25,251)
Other comprehensive loss attributable to noncontrolling interest:
Net loss	(210)	—	(712)	—
Foreign currency translation adjustment	5	—	—	—

Other comprehensive loss attributable to noncontrolling interest	(205)	—	(712)	—

Other comprehensive loss attributable to Aquilex Holdings	$(573)	$(12,659)	$(12,992)	$(25,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in thousands

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(13,903)	$(25,130)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,682	10,017
Amortization of intangible assets	6,525	8,663
Bad debt expense	64	423
Deferred income taxes	(4,389)	(14,452)
(Gain) loss on sale of fixed assets	(1)	(153)
Amortization of deferred financing costs and original issue discount	2,215	3,473
Noncash equity compensation	530	743
Loss on extinguishment of debt	—	24,424
Change in fair value of interest rate caps	—	42
Changes in operating assets and liabilities
Accounts receivable	(12,800)	(8,707)
Inventories	(114)	(417)
Cost in excess of billings	(2,685)	(4,731)
Prepaid expenses	123	82
Other assets	891	868
Income taxes	(861)	(273)
Accounts payable and accrued liabilities	5,509	5,125
Billings in excess of cost	721	1,129
Interest payable	(29)	(508)
Other	—	(372)

Net cash (used in) provided by operating activities	(7,522)	246

Cash flows from investing activities
Capital expenditures	(9,747)	(6,565)
Initial investment contribution to Aquilex Arabia joint venture	53	—
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	825	—
Proceeds from sales of property and equipment	47	267
Restricted cash	623	1,122

Net cash used in investing activities	(8,199)	(5,176)

Cash flows from financing activities
Payments on long-term debt	(925)	(176,205)
Proceeds from long-term debt	—	183,150
Payments on revolver debt	—	(5,000)
Proceeds from revolver debt	12,000	5,000
Payments on capital lease obligations	—	(92)
Payment of deferred financing costs	(1,063)	(5,740)

Net cash provided by financing activities	10,012	1,113

Net decrease in cash and cash equivalents	(5,709)	(3,817)
Effect of foreign currency changes on cash	(204)	608
Cash and cash equivalents
Beginning of period	8,689	11,252

End of period	$2,776	$8,043

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$17,947	$18,428
Income taxes, net	(938)	1,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Equity (Unaudited)

Dollars in thousands, except unit amounts

	Common Capital Interest		Accumulated	Accumulated Other Comprehensive	Total Member’s	Noncontrolling	Total
	Units	Amount	Deficit	Income (Loss)	Equity	Interest	Equity
Balances at December 31, 2010	397,114,500	$399,664	$(206,314)	$(592)	$192,758	$—	$192,758
Capital Contributions	—	—	—	—	—	53	53
Performance units compensation	—	501	—	—	501	—	501
Other comprehensive income, net of tax	—	—	—	199	199	—	199
Net loss for the six months ended June 30, 2011	—	—	(13,191)	—	(13,191)	(712)	(13,903)

Balances at June 30, 2011	397,114,500	$400,165	$(219,505)	$(393)	$180,267	$(659)	$179,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

1.	Description of Business, Basis of Presentation, and Liquidity and Covenant Compliance

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

The balance of the Company’s continuing operations do not meet the criteria of a reportable segment and are accordingly reported in All Other.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and include our accounts and the accounts of our wholly owned subsidiaries. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2011 and our operating results, and cash flows for the interim periods presented. The balance sheet at December 31, 2010 has been derived from our audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These financial statements and the related notes should be read in conjunction with the December 31, 2010 consolidated financial statements and notes thereto, which were filed with the SEC on March 31, 2011 as part of the Company’s Annual Report on Form 10-K. The Company’s results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for a full year.

Liquidity and Covenant Compliance

In light of the uncertainties relating to the Company’s liquidity and financial covenant compliance as described in more detail in note 7 below under the heading “Liquidity and Covenant Compliance”, the Company is considering all alternatives available to address its cash needs. There can be no assurance the Company will be able to address its cash needs, and if the Company is unable to do so it would have a material adverse effect on the Company and its financial condition and would raise substantial doubt about the Company’s ability to continue as a going concern.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

2.	Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its 100% owned subsidiaries, and a joint venture consolidated in accordance with Accounting Standards Codification (ASC) 810-Consolidation (ASC 810)(see Note 5). All intercompany balances and transactions have been eliminated in consolidation.

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

For the three and six months ended June 30, 2011, there have been no transfers between hierarchy levels.

As of June 30, 2011, the Company had carrying values of $93,518 for accounts receivable, net, and $22,867 for accounts payable. For these respective items, the carrying value approximated fair value at June 30, 2011. The carrying value for long-term debt was $391,122 and the fair value approximated $385,438 at June 30, 2011. The fair value of debt was calculated using quoted market prices at June 30, 2011.

Noncontrolling Interest

Noncontrolling interests in the Company’s condensed consolidated balance sheets represents the proportionate share of equity attributable to the minority shareholder of the Aquilex Arabia joint venture. Noncontrolling interest is adjusted each period to reflect the allocation of comprehensive income to or the absorption of comprehensive losses by the noncontrolling interest. The Company began consolidation of this joint venture upon its receiving approval and certification by the Saudi government in February 2011. Accordingly, no prior year comparative period is presented.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

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

At June 30, 2011 and December 31, 2010, the SRO segment did not have any contracts for which a loss was anticipated.

These methods for determining the percent complete are applied consistently among all of the SRO segment contracts having similar characteristics.

IC Segment

The industrial cleaning segment derives its revenues from services under time and materials and fixed-price contracts. Revenues from time and materials contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable. At June 30, 2011 and December 31, 2010, the IC segment did not have any contracts for which a loss was anticipated.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

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

The Company has determined that it has no material increases or decreases in the liability for unrecognized tax benefits for the three and six months ended June 30, 2011.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force

In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this guidance has not had any effect on the Company’s financial position, results of operations, or cash flows.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its financial condition, results of operations or cash flows.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued amendments which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any impact on the Company’s financial condition, results of operations or cash flows.

3.	Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Land	$1,569	$1,569
Buildings	1,783	1,803
Improvements	1,697	1,613
Machinery and equipment	98,601	91,009
Furniture, fixtures and equipment	5,799	5,065
Vehicles	5,911	5,786
Construction in progress	12,225	11,467

	127,585	118,312
Less: Accumulated depreciation	(55,464)	(44,921)

Property and equipment, net	$72,121	$73,391

Depreciation expense for the three and six months ended June 30, 2011 was $5,406 and $10,682, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $4,958 and $10,017, respectively.

4.	Goodwill and Other Intangible Assets

At both June 30, 2011 and December 31, 2010, the SRO and IC segments had Goodwill of $139,956 and $118,731, respectively. Other intangible assets consist of the following:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships
SRO	$108,200	$(4,831)	$103,369	$108,200	$(690)	$107,510
IC	45,000	(7,625)	37,375	45,000	(6,125)	38,875
Technology
SRO	7,400	(1,884)	5,516	7,400	(1,514)	5,886
IC	16,500	(3,376)	13,124	16,500	(2,862)	13,638

	177,250	(17,866)	159,384	177,250	(11,341)	165,909
Nonamortized intangible assets
Trade name
SRO	20,200	—	20,200	20,200	—	20,200
IC	20,186	—	20,186	20,186	—	20,186

Total other intangible assets	$217,636	$(17,866)	$199,770	$217,636	$(11,341)	$206,295

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

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

Intangible assets are amortized over the period the economic use is consumed. Amortization expense for the three and six months ended June 30, 2011 was $3,262 and $6,525, respectively. Amortization expense for the three and six months ended June 30, 2010 was $4,330 and $8,663, respectively.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with ASC 350, Intangibles – Goodwill and Other. Under ASC 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. The Company has experienced declines in its consolidated operating results during the first two quarters of 2011 as compared to the prior year comparative periods. If we continue to experience adverse changes in operating results and/or unfavorable changes in other economic factors used to estimate fair values, this could result in a non-cash impairment charge in future periods under ASC 350.

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

The Company determined that the joint venture is a variable interest entity under ASC 810, Consolidation, and that the Company is the joint venture’s primary beneficiary. The determination that the Company is the primary beneficiary was based on ownership percentage, voting control and absorption of the profits and losses associated with the joint venture. Therefore, the financial position and results of operations of the joint venture are consolidated. Earnings and losses of the joint venture are allocable on a ratable basis based on each party’s ownership interest. The portion of the joint venture’s earnings and losses owned by the joint venture partner is recorded in the consolidated statements of operations as net income (loss) attributable to noncontrolling interests.

For the six months ended June 30, 2011, net loss attributable to the Company and the joint venture partner totaled $1,068 and $712, respectively. At June 30, 2011, the negative equity attributable to the Company and the joint venture partner was $988 and $659, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2011	December 31, 2010
Compensation and benefits	$12,288	$8,831
Job costs	9,965	12,962
Insurance	4,879	4,643
State and foreign tax liabilities	1,510	2,148
Warranty reserve	275	431
Contingent liability for tax attribute	5,223	5,223
Other accrued expenses	2,620	2,325

Total accrued liabilities	$36,760	$36,563

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

7.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Revolving $50,000 loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for the LIBOR based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The revolving loan facility matures on April 1, 2015 with the balance of the revolving loan facility due at maturity. At June 30, 2011, the interest rate was 6.75%.	$12,000	$—

Senior term loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The term loan matures on April 1, 2016, and amortizes in equal quarterly installments of annual amounts equal to 1% of the original principal amount during the first five and three-quarter years of the term loan, with the balance of the principal amount of the term loan due at maturity. At June 30, 2011 and December 31, 2010, the interest rate was 6.0% and 5.5%, respectively.	162,688	163,613

Senior Notes - interest at a fixed rate of 11.125% per annum, unsecured, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes mature on December 15, 2016.	225,000	225,000

Total debt	399,688	388,613
Less: current portion	(1,850)	(1,850)
Less: original issue discount (OID)	(8,566)	(9,376)

Long-term debt, less current portion and OID	$389,272	$377,387

At June 30, 2011 and December 31, 2010, the Company had $13,213 and $13,714 outstanding letter of credit obligations, respectively. At June 30, 2011 and December 31, 2010, the available revolving capacity under the revolving loan facility was $24,787 and $36,286, respectively.

Covenants

On February 28, 2011, the Company entered into Amendment No. 1 (Amendment) to its Amended and Restated Credit Agreement (Credit Agreement), dated as of April 1, 2010 and modified on June 17, 2010, with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

The Amendment, among other things:

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

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

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

At June 30, 2011, the Company’s Amended Credit Agreement contains certain financial maintenance covenants requiring us to maintain certain minimum or maximum financial ratios, as follows: (i) a minimum interest coverage ratio ranging from 1.55:1 to 1.95:1 over the term of the Amended Credit Agreement; (ii) a maximum leverage ratio ranging from 6.75:1 to 4.85:1 over the term of the Amended Credit Agreement; and (iii) a maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Amended Credit Agreement.

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

Liquidity and Covenant Compliance

At June 30, 2011, the Company had cash of $2.8 million, working capital of $57.4 million and outstanding debt obligations, net of OID, of $391.1 million. At June 30, 2011, the Company had $13.2 million of outstanding letter of credit obligations.

At June 30, 2011, the available revolving capacity under the Company’s revolving credit facility was $24.8 million. On August 4, 2011, the Company drew down the remaining amounts on its revolving credit facility and no longer has any availability under that facility.

Based on the Company’s most recent estimates, it believes that the proceeds from its most recent draw on its revolving credit facility, its existing cash balances and cash generated from operations will be sufficient to meet the Company’s anticipated cash needs through the end of 2011. However, in order to meet the Company’s cash needs for the next twelve months and over the longer term, it must generate sufficient cash from operations to fund its debt service, operating expenses, capital expenditures and other cash requirements, which will depend in large part on the level of demand for its services from the Company’s customers and operating margins. In recent periods, demand for the Company’s services has been significantly lower than it had expected, in part because the extent and timing of the release of maintenance and repair projects by the Company’s customers has not met its expectations, and its operating margins have been lower as the increase in the Company’s costs have exceeded the increase in its revenues. In addition, the timing of receivables payments has affected the Company’s liquidity, including due to significant payments from PDVSA in Venezuela being delayed. Should these trends continue, or should its business otherwise fail to generate sufficient cash, the Company may be unable to meet its operating and debt service requirements and fund ongoing operations over the next twelve months. The Company does not have any additional sources of committed financing available to meet its cash requirements and it is uncertain as to whether the Company would be able to obtain any additional financing should the Company require it.

The Company’s Credit Agreement requires it to maintain certain financial ratios, including a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. While the Company was in compliance with its debt covenants as of June 30, 2011, based on current business conditions and forecast, there

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

can be no assurance that the Company will be in compliance with those covenants as of September 30, 2011 or thereafter. The Company expects to approach the lenders under its Credit Agreement to seek a waiver of compliance with its financial covenants for the twelve months ended September 30, 2011, and it may be required to seek additional waivers or a forbearance or amendment. There can be no certainty that any such waiver, amendment or forbearance will be forthcoming. The Company’s principal shareholder is also entitled to exercise an equity cure right under the Credit Agreement to address certain financial covenant breaches, although it is uncertain if the Company’s principal shareholder would exercise an equity cure right. If the Company does not meet its financial covenants and is unable to obtain a waiver, amendment or forbearance, and if no equity cure right is available and exercised, there would be an event of default under its Credit Agreement which would allow its lenders to accelerate the amounts it owes under the Credit Agreement or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing its debt. An acceleration of its Credit Facility debt also would cause an event of default under, and permit acceleration of, the Company’s senior notes. Any failure to meet debt service or any breach of its debt covenants would likely have a material adverse effect on the Company’s financial condition.

Given the uncertainties described above, the Company is considering all alternatives available to address the Company’s cash needs. There can be no assurance the Company will be able to address its cash needs, and if the Company is unable to do so it would have a material adverse effect on the Company and its financial condition and would raise substantial doubt about the Company’s ability to continue as a going concern.

8.	Deferred Financing Costs and Original Issue Discount

In February 2011, the Company paid $1,063 of deferred financing costs as a result of the amendment and arranging fees upon entering into its Amended and Restated Credit Agreement.

Deferred financing costs are amortized over the life of the related debt using the effective interest method. At June 30, 2011 and December 31, 2010, the Company had $13,071 and $13,413 of net outstanding deferred financing costs, respectively.

Original Issue Discount (OID) is amortized to the carrying value of the debt on the balance sheet and charged to interest expense over the life of the related debt using the effective interest method. OID is the discount from par value at the time that a bond or other debt instrument is issued. The discount represents the difference between the stated redemption price at maturity and the issue price of the debt instrument. At June 30, 2011 and December 31, 2010, the Company had $8,566 and $9,376 of unamortized OID costs, respectively.

The Company recorded amortization of deferred financing costs and OID to interest expense of $1,067 and $2,215 for the three and six months ended June 30, 2011, respectively. The Company recorded amortization of deferred financing costs and OID to interest expense of $1,031 and $3,473 for the three and six months ended June 30, 2010, respectively.

9.	Commitments and Contingencies

Insurance

The Company has a $500,000 per occurrence deductible insurance program for most losses related to general liability, product liability, automobile liability, workers’ compensation, and certain legal claims. For the Company’s environmental liability, it has a $250,000 per occurrence deductible. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The Company has a $300,000 per covered person deductible insurance policy for medical and dental coverage. The Company has not incurred significant claims or losses on any of these insurance policies. As of June 30, 2011 and December 31, 2010, $4,879 and $4,643, respectively, were included in accrued liabilities in the accompanying balance sheets for self-insurance claims.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

Litigation

The Company is a defendant in various lawsuits arising in the normal course of our business. Substantially all of these suits are being defended by the Company, their insurance carriers or other parties pursuant to indemnification obligations. The Company believes a majority of the claims covered by insurance will be resolved at or for less than the applicable deductibles and that any liability in excess of a deductible will not exceed the limits of the applicable insurance policies. Although the results of litigation cannot be predicted with certainty, the Company believes adequate provision has been made for substantially all of the outstanding claims and the final outcome of any pending litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Teck Cominco Metals Ltd. v. WSI, et al. The Company is named as a defendant in this suit filed in the Supreme Court of British Columbia, Canada, in which the plaintiff alleges that a boiler explosion it experienced in 2004 was the result of a water leak caused by allegedly negligent fabrication work performed by defendant Foster Wheeler Pyropower, Inc., or allegedly negligent repair work subsequently performed by WSI in 1998, 1999 or 2002. The plaintiff alternatively alleges that WSI negligently failed to alert it to the hazardous condition of the boiler. The plaintiff claims damages of approximately $28,000. WSI’s insurer has been notified about this litigation and is funding the defense costs. Discovery in this matter commenced in April 2008 and is ongoing. The Company obtained evidence that the leak in question may have been caused by a third party, and joined such third party as well as other potentially responsible parties as defendants in this litigation. The Company has also filed a counterclaim against the plaintiff alleging breach of contract. The Company intends to vigorously defend this matter and does not believe a loss is either probable or reasonably estimable.

Performance Bonds

During the ordinary course of business, the Company is periodically required to enter into performance bond arrangements to collateralize its obligations under various contracts. The Company has a total of $4,791 and $5,532 in performance bond obligations as of June 30, 2011 and December 31, 2010, respectively.

10.	Income Taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant, infrequent, or unusual items which are required to be discretely recognized within the current interim period. The Company’s effective tax rate was 90.3% and 24.0% for the three and six months ended June 30, 2011, respectively. For the corresponding prior year periods, the Company’s effective tax rate was 59.6% and 36.5% for the three and six months ended June 30, 2010, respectively. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, change in valuation allowance, non-deductible stock based compensation, and other nondeductible expenses.

11.	Employee Benefit Plans

The Company maintains a 401(k) plan into which eligible employees may elect to contribute from 0% to 75% of their pre-tax compensation subject to an annual maximum dollar amount as set by the Internal Revenue Service. At its discretion, the Company may make discretionary matching cash contributions. Employer 401(k) matching contributions to the plan were $647 and $1,102 for the three and six months ended June 30, 2011, respectively. For the corresponding prior year periods, the matching contributions were $255 and $255 for the three and six months ended June 30, 2010, respectively.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

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

The following supplemental information presents the financial position, results of operations and cash flows of Aquilex Holdings LLC (Parent), the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

The consolidating statement of operations for the three and six months ended June 30, 2010 have been revised to decrease Equity in net income of the Guarantor subsidiaries by $311 and $1,054, respectively. This decrease is offset by a corresponding revision of the same amount to the eliminations column.

Aquilex Finance is presented as a co-issuer and has only minimal amounts.

	June 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Assets
Current assets
Cash	$4,995	$—	$(2,634)	$415	$—	$2,776
Accounts receivable, net	—	—	88,928	4,590	—	93,518
Inventories, net	—	—	11,064	2,295	—	13,359
Cost in excess of billings	—	—	6,743	112	—	6,855
Deferred tax asset	86	—	2,277	15	—	2,378
Income tax receivable	—	—	3,120	405	—	3,525
Prepaid expenses	179	—	1,461	159	—	1,799
Other current assets	31	—	1,027	—	—	1,058

Total current assets	5,291	—	111,986	7,991	—	125,268
Property and equipment, net	626	—	70,274	1,221	—	72,121
Goodwill	—	—	258,687	—	—	258,687
Other intangible assets, net	—	—	199,770	—	—	199,770
Deferred financing costs, net	—	—	13,071	—	—	13,071
Other assets	2,144	—	636	2	(1,144)	1,638
Investment in affiliates	150,557	—	2,724	—	(153,281)	—

Total assets	$158,618	$—	$657,148	$9,214	$(154,425)	$670,555

Liabilities and Equity
Current liabilities
Accounts payable	$843	$—	$20,707	$1,317	$—	$22,867
Accrued liabilities	3,754	—	32,308	698	—	36,760
Income tax payable	—	—	1,216	183	—	1,399
Billings in excess of cost	—	—	3,914	86	—	4,000
Interest payable	1,042	—	—	—	—	1,042
Current portion of long-term debt	1,850	—	—	—	—	1,850
Intercompany	(29,116)	—	25,206	3,603	307	—

Total current liabilities	(21,627)	—	83,351	5,887	307	67,918
Long-term debt, net of discount and current portion	389,272	—	—	—	—	389,272
Senior notes held by related party	—	—	—	2,276	(1,451)	825
Intercompany debt	(379,965)	—	379,965	—	—	—
Income tax payable	—	—	4,398	—	—	4,398
Deferred income tax liabilities	(8,670)	—	37,230	(26)	—	28,534

Total liabilities	(20,990)	—	504,944	8,137	(1,144)	490,947
Equity
Member’s capital	400,165	—	369,023	—	(369,023)	400,165
Accumulated deficit	(220,217)	—	(216,426)	1,416	215,010	(220,217)
Accumulated other comprehensive income (loss)	(393)	—	(393)	(472)	865	(393)

Total member’s equity	179,555	—	152,204	944	(153,148)	179,555
Noncontrolling interest	53	—	—	133	(133)	53

Total equity	179,608	—	152,204	1,077	(153,281)	179,608

Total liabilities and equity	$158,618	$—	$657,148	$9,214	$(154,425)	$670,555

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

	December 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$12,383	$—	$(6,035)	$2,341	$—	$8,689
Accounts receivable, net	—	—	76,379	4,051	—	80,430
Inventories, net	111	—	10,451	2,482	—	13,044
Cost in excess of billings	—	—	4,116	49	—	4,165
Deferred tax asset	86	—	2,277	15	—	2,378
Income tax receivable	—	—	2,464	—	—	2,464
Prepaid expenses	964	—	796	148	—	1,908
Other current assets	740	—	1,175	31	—	1,946

Total current assets	14,284	—	91,623	9,117	—	115,024
Property and equipment, net	795	—	71,771	825	—	73,391
Goodwill	—	—	258,687	—	—	258,687
Other intangible assets, net	—	—	206,295	—	—	206,295
Deferred financing costs, net	—	—	13,413	—	—	13,413
Other assets	1,000	—	636	590	—	2,226
Investment in affiliates	164,023	—	1,993	—	(166,016)	—

Total assets	$180,102	$—	$644,418	$10,532	$(166,016)	$669,036

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$487	$—	$14,920	$2,215	$—	$17,622
Accrued liabilities	4,195	—	30,909	1,459	—	36,563
Income tax payable	—	—	1,009	183	—	1,192
Billings in excess of cost	—	—	3,201	71	—	3,272
Interest payable	1,071	—	—	—	—	1,071
Current portion of long-term debt	1,850	—	—	—	—	1,850
Intercompany	(9,194)	—	4,600	4,594	—	—

Total current liabilities	(1,591)	—	54,639	8,522	—	61,570
Long-term debt, net of discount and current portion	377,387	—	—	—	—	377,387
Intercompany debt	(379,827)	—	379,827	—	—	—
Income tax payable	—	—	4,398	—	—	4,398
Deferred income tax liabilities	(8,625)	—	41,531	17	—	32,923

Total liabilities	(12,656)	—	480,395	8,539	—	476,278
Member’s equity
Member’s capital	399,664	—	369,023	—	(369,023)	399,664
Accumulated deficit	(206,314)	—	(204,408)	2,664	201,744	(206,314)
Accumulated other comprehensive income (loss)	(592)	—	(592)	(671)	1,263	(592)

Total member’s equity	192,758	—	164,023	1,993	(166,016)	192,758

Total liabilities and member’s equity	$180,102	$—	$644,418	$10,532	$(166,016)	$669,036

	For the three months ended June 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$112,750	$4,353	$—	$117,103
Cost of revenue, exclusive of depreciation shown below	—	—	80,752	3,646	—	84,398
Depreciation	—	—	4,847	—	—	4,847

Gross profit	—	—	27,151	707	—	27,858
Operating expenses
Selling, general and administrative expense	(29)	—	21,154	1,382	—	22,507
Depreciation and amortization	58	—	3,653	110	—	3,821

Total operating expenses	29	—	24,807	1,492	—	26,328
Other income (expense)
Interest expense, net	—	—	(10,236)	—	—	(10,236)
Other, net	—	—	20	71	—	91

Total other income (expense)	—	—	(10,216)	71	—	(10,145)
Loss before income tax benefit	(29)	—	(7,872)	(714)	—	(8,615)
Income tax benefit	(90)	—	(7,727)	(366)	405	(7,778)
Equity in net income (loss) of consolidated subsidiaries	(898)	—	178	—	720	—

Net loss	$(837)	$—	$33	$(348)	$315	$(837)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

	For the six months ended June 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$215,640	$10,964	$—	$226,604
Cost of revenue, exclusive of depreciation shown below	—	—	156,991	8,613	—	165,604
Depreciation	—	—	9,529	—	—	9,529

Gross profit	—	—	49,120	2,351	—	51,471
Operating expenses
Selling, general and administrative expense	(29)	—	38,447	3,726	—	42,144
Depreciation and amortization	179	—	7,313	186	—	7,678
Impairment charges	—	—	—	—	—	—

Total operating expenses	150	—	45,760	3,912	—	49,822
Other income (expense)
Interest expense, net	—	—	(20,254)	—	—	(20,254)
Other, net	—	—	43	270	—	313

Total other income (expense)	—	—	(20,211)	270	—	(19,941)
Loss before income tax benefit	(150)	—	(16,851)	(1,291)	—	(18,292)
Income tax benefit	(138)	—	(4,301)	(43)	93	(4,389)
Equity in net income (loss) of consolidated subsidiaries	(13,891)	—	532	—	13,359	—

Net loss	$(13,903)	$—	$(12,018)	$(1,248)	$13,266	$(13,903)

	For the three months ended June 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$101,457	$4,195	$—	$105,652
Cost of revenue, exclusive of depreciation shown below	—	—	70,236	3,124	—	73,360
Depreciation	—	—	4,298	—	—	4,298

Gross profit	—	—	26,923	1,071	—	27,994
Operating expenses
Selling, general and administrative expense	—	—	18,434	831	—	19,265
Depreciation and amortization	82	—	4,835	73	—	4,990

Total operating expenses	82	—	23,269	904	—	24,255
Other income (expense)
Interest expense, net	37	—	(10,321)	7	—	(10,277)
Loss on extinguishment of debt	—	—	(24,424)	—	—	(24,424)
Other, net	—	—	396	(668)	—	(272)

Total other income (expense)	37	—	(34,349)	(661)	—	(34,973)
Loss before income tax benefit	(45)	—	(30,695)	(494)	—	(31,234)
Income tax benefit	(46)	—	(18,390)	(183)	—	(18,619)
Equity in net income (loss) of consolidated subsidiaries	(12,616)	—	(311)	—	12,927	—

Net income(loss)	$(12,615)	$—	$(12,616)	$(311)	$12,927	$(12,615)

	For the six months ended June 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$206,127	$7,219	$—	$213,346
Cost of revenue, exclusive of depreciation shown below	—	—	143,951	5,623	—	149,574
Depreciation	—	—	8,667	—	—	8,667

Gross profit	—	—	53,509	1,596	—	55,105
Operating expenses
Selling, general and administrative expense	—	—	34,444	1,877	—	36,321
Depreciation and amortization	164	—	9,693	156	—	10,013

Total operating expenses	164	—	44,137	2,033	—	46,334
Other income (expense)
Interest expense, net	—	—	(23,258)	55	—	(23,203)
Loss on extinguishment of debt	—	—	(24,424)	—	—	(24,424)
Other, net	—	—	349	(1,039)	—	(690)

Total other income (expense)	—	—	(47,333)	(984)	—	(48,317)
Loss before income tax benefit	(164)	—	(37,961)	(1,421)	—	(39,546)
Income tax benefit	(64)	—	(13,985)	(367)	—	(14,416)
Equity in net income (loss) of consolidated subsidiaries	(25,030)	—	(1,054)	—	26,084	—

Net income(loss)	$(25,130)	$—	$(25,030)	$(1,054)	$26,084	$(25,130)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

	For the three months ended June 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(2,732)	$—	3,398	$(1,303)	$—	$(637)
Cash flows from investing activities
Capital expenditures	28	—	(4,005)	(469)	—	(4,446)
Payment of expenses on behalf of Aquilex Arabia joint venture	(474)	—	(79)	553	—	—
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	—	—	—	313	—	313
Proceeds from sales of property and equipment	—	—	35	—	—	35
Restricted cash	—	—	—	623	—	623

	(446)	—	(4,049)	1,020	—	(3,475)
Cash flows from financing activities
Payments on long-term debt	(462)	—	—	—	—	(462)
Proceeds from revolver debt	5,000	—	—	—		5,000

	4,538	—	—	—	—	4,538
Effect of exchange rates on cash	—	—	—	(41)	—	(41)

Net increase (decrease) in cash	$1,360	$—	$(651)	$(324)	$—	$385

	For the six months ended June 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(16,166)	$—	12,674	$(4,030)	$—	$(7,522)
Cash flows from investing activities
Capital expenditures	(10)	—	(9,224)	(513)	—	(9,747)
Initial investment contribution to Aquilex Arabia joint venture	(80)	—	—	133	—	53
Payment of expenses on behalf of Aquilex Arabia joint venture	(1,144)	—	(96)	1,240	—	—
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	—	—	—	825	—	825
Proceeds from sales of property and equipment	—	—	47	—	—	47
Restricted cash	—	—	—	623	—	623

	(1,234)	—	(9,273)	2,308	—	(8,199)
Cash flows from financing activities
Payments on long-term debt	(925)	—	—	—	—	(925)
Proceeds from revolver debt	12,000	—	—	—	—	12,000
Payment of deferred financing costs	(1,063)	—	—	—	—	(1,063)

	10,012	—	—	—	—	10,012
Effect of exchange rates on cash	—	—	—	(204)	—	(204)

Net increase (decrease) in cash	$(7,388)	$—	$3,401	$(1,926)	$—	$(5,913)

	For the three months ended June 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(835)	$—	$2,544	$(1,272)	$—	$437
Cash flows from investing activities
Capital expenditures	(41)	—	(3,689)	61	—	(3,669)
Proceeds from sales of property and equipment	—	—	62	—	—	62
Restricted cash	—	—	—	1,576	—	1,576

	(41)	—	(3,627)	1,637	—	(2,031)
Cash flows from financing activities
Payments on long-term debt	(174,556)	—	—	—	—	(174,556)
Proceeds from long-term debt	183,150	—	—	—	—	183,150
Payments on revolver debt	(5,000)	—	—	—	—	(5,000)
Proceeds from revolver debt	5,000	—	—	—	—	5,000
Payment on capital lease obligations	—	—	(45)	—	—	(45)
Payment of deferred financing costs	(5,740)	—	170	—	—	(5,570)

	2,854	—	125	—	—	2,979
Effect of exchange rates on cash	—	—	—	248	—	248

Net increase (decrease) in cash	$1,978	$—	$(958)	$613	$—	$1,633

	For the six months ended June 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(9,654)	$—	10,543	$(643)	$—	$246
Cash flows from investing activities
Capital expenditures	(49)	—	(6,469)	(47)	—	(6,565)
Proceeds from sales of property and equipment	—	—	267	—	—	267
Restricted cash	—	—	—	1,122	—	1,122

	(49)	—	(6,202)	1,075	—	(5,176)
Cash flows from financing activities
Payments on long-term debt	(176,205)	—	—	—	—	(176,205)
Proceeds from long-term debt	183,150	—	—	—	—	183,150
Payments on revolver debt	(5,000)	—	—	—	—	(5,000)
Proceeds from revolver debt	5,000	—	—	—	—	5,000
Capital contributions	—	—	—	—	—	—
Payment on capital lease obligations	—	—	(92)	—	—	(92)
Payment of deferred financing costs	(5,740)	—	—	—	—	(5,740)

	1,205	—	(92)	—	—	1,113
Effect of exchange rates on cash	—	—	—	608	—	608

Net increase (decrease) in cash	$(8,498)	$—	$4,249	$1,040	$—	$(3,209)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

13.	Reportable Segments

The Company provides services through two segments: Specialty Repair and Overhaul (SRO) and Industrial Cleaning (IC). The SRO segment provides specialized welding, overlay, repair, and overhaul services for industrial applications of:

•	Erosion and Corrosion Protection Services which re-establish and preserve the mechanical and structural integrity of high-energy equipment;

•	Repair Technologies Services which provide innovative solutions to “first-of-a-kind” and recurring mechanical, maintenance and configuration challenges; and

•	Shop Services for replacement part fabrication and repair services.

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

	June 30, 2011	December 31, 2010
Total assets:
Specialty Repair and Overhaul	$413,545	$408,640
Industrial Cleaning	284,521	279,374
Corporate	377,165	385,103
All Other	629
Eliminations	(405,305)	(404,081)

	$670,555	$669,036

The Company evaluates the performance and allocates resources based on Adjusted EBITDA results. The Company also uses Adjusted EBITDA as a measure of segment profitability.

The Company presents Adjusted EBITDA because it considers it an important supplemental measure of the Company’s performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry and because a determination of Adjusted EBITDA is necessary to calculate the Company’s covenant compliance under the Company’s Amended Credit Agreement.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash and other specific items permitted in calculating covenant compliance in the Company’s Amended Credit Agreement.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2011

Dollars in thousands

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Total revenue:
Specialty Repair and Overhaul	$57,377	$47,566	$113,926	$105,332
Industrial Cleaning	59,590	58,086	112,542	108,014
All Other	136	—	136	—

	$117,103	$105,652	$226,604	$213,346

Adjusted EBITDA attributable to Aquilex Holdings
Specialty Repair and Overhaul	$7,400	$3,772	$14,202	$11,879
Industrial Cleaning	4,972	10,263	8,538	16,962
Corporate	29	—	29	—
Other (a)	(282)	—	(1,034)	—

Total Adjusted EBITDA attributable to Aquilex Holdings	12,119	14,035	21,735	28,841
Adjusted EBITDA attributable to noncontrolling interests	(187)	—	(689)	—
Depreciation and amortization	(8,668)	(9,288)	(17,207)	(18,680)
Interest expense, net	(10,236)	(10,277)	(20,254)	(23,203)
Financing transaction costs (b)	—	(202)	—	(202)
Loss on extinguishment of debt (c)	—	(24,424)	—	(24,424)
Incentive unit expense (d)	(265)	(363)	(530)	(743)
Sarbanes Oxley costs (e)	(101)	—	(292)	—
Unusual or non-recurring losses (f)	—	(445)	—	(445)
Pricing and profitability analysis (g)	(1,368)	—	(1,368)	—
Other, net (h)	91	(270)	313	(690)

Consolidated loss before income taxes	$(8,615)	$(31,234)	$(18,292)	$(39,546)

Depreciation and amortization
Specialty Repair and Overhaul	$(4,097)	$(4,797)	$(8,203)	$(9,595)
Industrial Cleaning	(4,479)	(4,409)	(8,791)	(8,921)
Corporate	(58)	(82)	(179)	(164)
All Other	(34)	—	(34)	—

	$(8,668)	$(9,288)	$(17,207)	$(18,680)

(a)	Reflects expenses associated with our controlling interest in the Aquilex Arabia joint venture.
(b)	Reflects accounting and legal fees expenses associated with the $225 million 11 1/8% Senior Notes offering in December 2009.
(c)	Reflects the write-off deferred financing costs, original issue discount amounts and a prepayment penalty resulting from the Company entering into an amended and restated credit agreement on April 1, 2010.
(d)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(e)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(f)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.
(g)	Reflects costs paid to a third party for an analysis of pricing and profitability.
(h)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The following discussion and analysis of our financial condition and results of operations should be read together with (i) our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and (ii) our December 31, 2010 audited consolidated financial statements and accompanying notes, and related information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

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

We operate our business in two segments:

Specialty Repair and Overhaul (50.3% of revenues for the six months ended June 30, 2011). Our SRO services include welding repair, erosion and corrosion protection and specialized construction services, including component repair. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. Approximately 69.6% of the 2010 revenues of our SRO segment was generated from customers located in North America. For the first six months of 2011, 74.2% of SRO revenue was generated from customers located in North America.

Industrial Cleaning (49.6% of revenues for the six months ended June 30, 2011). Industrial cleaning is critical to maintaining plant efficiency and safety. These services typically cannot be deferred by customers for long periods of time and constitute an essential component of our customers’ regularly scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 82 service locations, 60 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our customers retain ownership of the resulting waste at all times.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Results of Operations

The following summary sets forth our results of operations on a consolidated basis and for each of our business segments.

Three and Six Months ended June 30, 2011 compared with the Three and Six Months ended June 30, 2010

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Revenues
SRO	$57,377	$47,566	20.6%	$113,926	$105,332	8.2%
Industrial Cleaning	59,590	58,086	2.6%	112,542	108,014	4.2%
All Other	136	—	100.0%	136	—	100.0%

Total revenues	117,103	105,652	10.8%	226,604	213,346	6.2%
Cost of revenue, exclusive of depreciation
SRO	42,648	37,393	14.1%	85,791	80,398	6.7%
Industrial Cleaning	41,541	35,967	15.5%	79,604	69,176	15.1%
All Other	209	—	100.0%	209	—	100.0%

Total cost of revenue	84,398	73,360	15.0%	165,604	149,574	10.7%
Depreciation
SRO	1,578	1,187	32.9%	3,162	2,356	34.2%
Industrial Cleaning	3,269	3,111	5.1%	6,367	6,311	0.9%

Total depreciation	4,847	4,298	12.8%	9,529	8,667	9.9%
Gross profit
SRO	13,151	8,986	46.3%	24,973	22,578	10.6%
Industrial Cleaning	14,780	19,008	-22.2%	26,571	32,527	-18.3%
All Other	(73)	—		(73)	—

Total gross profit	27,858	27,994	-0.5%	51,471	55,105	-6.6%

Selling, general and administrative (SG&A) expense
SRO	8,194	7,139	14.8%	15,033	13,997	7.4%
Industrial Cleaning	13,946	12,126	15.0%	25,490	22,324	14.2%
All Other	396	—	100.0%	1,650	—	100.0%
Corporate	(29)	—	100.0%	(29)	—	100.0%

Total SG&A	22,507	19,265	16.8%	42,144	36,321	16.0%
Depreciation and amortization (D&A)
SRO	2,519	3,610	-30.2%	5,041	7,239	-30.4%
Industrial Cleaning	1,210	1,298	-6.8%	2,424	2,610	-7.1%
All Other	34	—	100.0%	34	—	100.0%
Corporate	58	82	-29.3%	179	164	9.1%

Total D&A	3,821	4,990	-23.4%	7,678	10,013	-23.3%
Other income (expense)
Interest expense, net	(10,236)	(10,277)	-0.4%	(20,254)	(23,203)	-12.7%
Loss on extinguishment of debt	—	(24,424)	-100.0%	—	(24,424)	-100.0%
Other, net	91	(272)	-133.5%	313	(690)	-145.4%

Total other income (expense)	(10,145)	(34,973)	-71.0%	(19,941)	(48,317)	-58.7%

Loss before income tax benefit	(8,615)	(31,234)	-72.4%	(18,292)	(39,546)	-53.7%
Income tax expense (benefit)	(7,778)	(18,619)	-58.2%	(4,389)	(14,416)	-69.6%

Net loss	$(837)	$(12,615)	-93.4%	$(13,903)	$(25,130)	-44.7%

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Revenues

Revenues increased $11.5 million, or 10.8%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase was primarily attributable to higher revenues in our SRO segment. For the six months ended June 30, 2011, revenues increased $13.3 million, or 6.2%, when compared to the corresponding prior year period. The increase was attributable to higher revenues in both our SRO and IC segments.

SRO. Revenues in our SRO segment increased $9.8 million, or 20.6%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase was primarily the result of increases in our Fossil Power and Refinery customers of $11.0 million and $2.4 million, respectively. The primary offsets to these increases were declines of $1.9 million and $1.3 million from our Pulp and Paper and Petrochemical customers, respectively. Additional declines totaling $0.4 million resulted from less significant fluctuations from our other customers. Overall, in the three months ended June 30, 2011, the SRO segment has experienced less deferrals in our Fossil Power customers and an increase in revenue from our Refinery customers as they have performed maintenance to ensure that they can continue to run at high capacity and efficiency levels.

For the six months ended June 30, 2011, SRO revenues increased $8.6 million, or 8.2%, when compared to the corresponding prior year period. The increase was primarily the result of increases in our Refinery, Fossil Power, and Petrochemical customers of $11.4 million, $9.9 million and $3.4 million, respectively. The primary offsets to these increases were declines of $11.8 million and $3.1 million from our Nuclear and Pulp and Paper customers, respectively. Overall, in the six months ended June 30, 2011, the SRO segment has experienced less deferrals in our Fossil Power customers and an increase in revenue from our Refinery customers as they have customers have performed maintenance to ensure that they can continue to run at high capacity and efficiency levels. The Nuclear decline is primarily the result of the 2010 completion of an Alloy 600 Phase 2 project at a Nuclear plant site. This work did not reoccur in 2011. Additional declines totaling $1.2 million resulted from less significant fluctuations from our other customers

Industrial Cleaning. Revenues in our IC segment increased $1.5 million, or 2.6%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase was primarily the result of increases from cleaning services to our Refinery and Metals customers of $1.9 million and $0.8 million, respectively. The primary offsets to these increases were declines of $1.1 million and $0.8 million, respectively, from our Petrochemical and Fossil Power customers. The remainder of the increase, totaling $0.7 million, resulted from less significant fluctuations from our other customers.

For the six months ended June 30, 2011, IC revenues increased $4.5 million, or 4.2%, when compared to the corresponding prior year period. The increase was primarily the result of increases from cleaning services to our Petrochemical, Metals, and Refinery customers of $3.3 million, $1.8 million and $1.5 million, respectively. The primary offsets to these increases were declines of $1.6 million and $1.0 million from our Fossil Power and Pulp and Paper customers, respectively. The remainder of the increase, totaling $0.5 million, resulted from less significant fluctuations from our other customers.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, increased $11.0 million, or 15.0%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. For the six months ended June 30, 2011, cost of revenue, exclusive of depreciation, increased $16.0 million, or 10.7%, when compared to the corresponding prior year period. Cost of revenue as a percentage of revenue increased 2.7 and 3.0 percentage points for the three and six months ended June 30, 2011, respectively.

SRO. Cost of revenue, exclusive of depreciation, for our SRO segment increased $5.3 million, or 14.1%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase was primarily driven by a volume increase of approximately $7.2 million resulting from the 20.6% increase in SRO revenue. Offsetting the increase was the absence in 2011 of incremental execution costs of $1.6 million incurred during the three months ended June 30, 2010 for the successful completion of an Alloy 600 Phase 2 project at a nuclear plant site. The remaining $0.3 million of the decrease primarily resulted from the project mix and certain reductions related to controlling indirect costs.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

For the six months ended June 30, 2011, cost of revenue, exclusive of depreciation, for our SRO segment increased $5.4 million, or 6.7%, when compared to the corresponding prior year period. The increase was primarily driven by a volume increase of approximately $6.2 million resulting from the 8.2% increase in SRO revenue. Additionally, the increase was driven by approximately $1.9 million of additional costs resulting from (a) the project mix which was driven by a greater proportion of lower margin services provided to customers, (b) higher job costs for international projects, and (c) lower pricing on several jobs due to competitive pricing pressures. Offsetting the increases was the absence in 2011 of incremental execution costs of $2.7 million incurred during the six months ended June 30, 2010 for the successful completion of an Alloy 600 Phase 2 project at a nuclear plant site.

Industrial Cleaning. Cost of revenue, exclusive of depreciation, for our Industrial Cleaning segment increased $5.6 million, or 15.5%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase was driven by a volume increase of approximately $0.7 million, resulting from the 2.6% increase in Industrial Cleaning revenue, and by increases in labor and benefits, equipment and rental costs, and supplies and fuel costs of $1.5 million, $2.1 million, and $1.3 million, respectively.

For the six months ended June 30, 2011, cost of revenue, exclusive of depreciation, for our Industrial Cleaning segment increased $10.4 million, or 15.1%, when compared to the corresponding prior year period. The increase was driven by a volume increase of approximately $2.3 million, resulting from the 4.2% increase in Industrial Cleaning revenue, and by increases in labor and benefits, equipment and rental costs, and supplies and fuel costs of $3.2 million, $3.1 million, and $1.8 million, respectively.

Cost of revenue - Depreciation

Depreciation costs increased $0.5 million and $0.9 million, or 12.8% and 9.9%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation on 2010 capital expenditures.

SRO. Depreciation costs in our SRO segment increased $0.4 million and $0.8 million, or 32.9% and 34.2%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation resulting from $3.9 million of 2010 capital expenditures, which consisted principally of machinery and equipment.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment increased $0.2 million and $0.1 million, or 5.1% and 0.9%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation resulting from $8.7 of 2010 capital expenditures, which consisted principally of machinery and equipment. The increase was partially offset by decreases due to asset dispositions and assets becoming fully depreciated.

Gross profit

Gross profit decreased $0.1 million, or 0.5%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. For the six months ended June 30, 2011, gross profit decreased $3.6 million, or 6.6%, when compared to the corresponding prior year period. Our gross profit margin decreased to 23.8% and 22.7% for the three and six months ended June 30, 2010, respectively, compared to 26.5% and 25.8% for the corresponding prior year periods.

SRO. Gross profit in our SRO segment increased $4.2 million, or 46.3%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. This increase was primarily the result of a 20.6% increase in revenues partially offset by increased costs resulting from job project mix, higher job costs expense for international work, competitive pricing and a 32.9% increase in depreciation expense.

For the six months ended June 30, 2011, gross profit in our SRO segment increased $2.4 million, or 10.6%, when compared to the corresponding prior year period. This increase was primarily the result of a 8.2% increase in revenues partially offset by

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

increased costs resulting from job project mix, higher job costs for international work, competitive pricing and a 34.2% increase in depreciation expense.

Industrial Cleaning. Gross profit in our IC segment decreased $4.2 million, or 22.2%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The decrease was primarily the result of the 15.5% increase in cost of revenue, exclusive of depreciation, as a result of higher labor and benefits, equipment, and fuel costs, partially offset by a 2.6% increase in revenue.

For the six months ended June 30, 2011, gross profit decreased $6.0 million, or 18.3%, when compared to the corresponding prior year period. The decrease was primarily the result of the 15.1% increase in cost of revenue, exclusive of depreciation, as a result of higher labor and benefits, equipment, and fuel costs, partially offset by a 4.2% increase in revenue.

Selling, general and administrative expense

Selling, General, and Administrative (SG&A) expense increased $3.2 million, or 16.8%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. For the six months ended June, 30, 2011, SG&A expense increased $5.8 million, or 16.0%, when compared to the corresponding prior year period. As a percentage of revenues, SG&A expense increased to 19.2% and 18.6% of revenues for the three and six months ended June 30, 2011, respectively, from 18.2% and 17.0% of revenues for the corresponding prior year periods.

SRO. SG&A expense in our SRO segment increased $1.1 million, or 14.8%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase resulted from increases in labor and benefits of $0.5 million, professional fees of $0.3 million and numerous less significant amounts totaling $0.3 million. SG&A expense in our SRO segment for the three months ended June 30, 2011 represented 14.3% of SRO revenues during this period, compared to 15.0% in the corresponding prior year period. This decrease primarily resulted from the 20.6% increase in SRO revenues for the three months ended June 30, 2011 when compared to the corresponding prior year period.

For the six months ended June 30, 2011, SG&A expense in our SRO segment increased $1.0 million, or 7.4%, for the six months ended June 30, 2011 when compared to the corresponding prior year period. The increase resulted from increases in labor and benefits of $0.8 million and numerous less significant amounts totaling $0.2 million. SG&A expense in our SRO segment for the six months ended June 30, 2011 represented 13.2% of SRO revenues during this period, compared to 13.3% in the corresponding prior year period.

Industrial Cleaning. SG&A expense in our IC segment increased $1.8 million, or 15.0%, for the three months ended June 30, 2011 when compared to the corresponding prior year period. The increase primarily resulted from increases in labor and benefits costs of $0.4 million, taxes and insurance costs of $0.3 million, professional fees of $0.3 million, and health insurance costs of $0.2 million. The remainder of the increase resulted from numerous less significant amounts totaling $0.6 million. SG&A expense in our IC segment for the three months ended June 30, 2011 represented 23.4% of IC revenues during this period, compared to 20.9% in the corresponding prior year period.

For the six months ended June 30, 2011, SG&A expense in our IC segment increased $3.2 million, or 14.2%, for the six months ended June 30, 2011 when compared to the corresponding prior year period. The increase primarily resulted from increases in labor and benefits costs of $0.6 million, professional fees of $0.5 million, and health insurance costs of $0.3 million. The remainder of the increase resulted from numerous less significant amounts totaling $1.0 million. In addition, SG&A in the comparable period for 2010 was lower as the result of the offsetting effect of the receipt of $0.7 million in proceeds from business interruption insurance for Hurricane Ike and a gain on sale of assets of approximately $0.1 million. SG&A expense in our IC segment for the six months ended June 30, 2011 represented 22.6% of IC revenues during this period, compared to 20.7% in the corresponding prior year period.

Corporate and other. The Company’s policy is to allocate out all Corporate SG&A to the SRO and Industrial Cleaning segments. For the three and six months ended June 30, 2011, we began consolidating the Aquilex Arabia joint venture as a result of

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

receiving the approval and certification of this joint venture by the Saudi government in February 2011. This consolidation contributed $0.4 and $1.7 million to the overall increase for the three and six months ended June 30, 2011, as compared to corresponding prior year period.

Depreciation and amortization

Depreciation and amortization costs decreased $1.2 million and $2.3 million, or 23.4% and 23.3%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to assets becoming fully depreciated and as a result of the lower amortizable base of SRO amortizable assets resulting from the impairment charges recorded in the fourth quarter of 2010.

SRO. Depreciation and amortization costs in our SRO segment decreased $1.1 million and $2.2 million, or 30.2% and 30.4%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. Approximately $1.0 and $2.1 million of the decrease primarily resulted from the reduced amortization in the three and six months ending June 30, 2011, respectively, resulting from the $53.2 million impairment of SRO amortizable assets in the fourth quarter of 2010. The impairment reduced the amortizable base over the remaining life and as a result the quarterly amortization charge decreased. The remaining decrease was primarily due to assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010 and the first two quarters of 2011.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment decreased $0.1 million and $0.2 million, or 6.8% and 7.1%, for the three and six months ended June 30, 2011, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010 and the first two quarters of 2011.

Interest expense, net

Net interest expense remained approximately the same for the three months ended June 30, 2011 when compared to the corresponding prior year period. For the six months ended June 30, 2011, net interest expense decreased $2.9 million, or 12.7%, for the six months ended June 30, 2011 when compared to the corresponding prior year period. The decreases were primarily attributable to a lower effective interest rate on the current capital structure of term debt and senior notes during the three months ended March 31, 2011 that primarily resulted from refinancing activities that we undertook in April 2010. Our average debt, net of original issue discount, was $379.4 million for both the three and six months ended June 30, 2011. Our average debt, net of original issue discount, during the three and six months ended June 30, 2010 was $396.4 million and $385.3 million, respectively.

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency transactions for the three and six months ended June 30, 2011, when compared to the corresponding prior year period.

Income taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The income tax benefit decreased $10.8 million and $10.0 million, respectively, for the three and six months ended June 30, 2011 when compared to the corresponding prior year period. Our effective tax rate was 90.3% and 24.0% for the three and six months ended June 30, 2011, respectively. For the corresponding prior year periods, our effective tax rate was 59.6% and 36.5% for the three and six months ended June 30, 2010, respectively. The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, change in valuation allowance, non-deductible stock based compensation, and other nondeductible expenses.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

For the three and six months ended June 30, 2011, we recognized $0.6 million and $0.6 million, respectively, for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

For the three and six months ended June 30, 2010, we recognized $0.1 million and $0.1 million, respectively, for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

Non-GAAP Measures

EBITDA, a measure used by management to measure operating performance, is defined as net income (loss) plus interest expense (income), net, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to similarly titled measures of other companies.

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

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2011	2010	2011	2010
Net loss	$(837)	$(12,615)	$(13,903)	$(25,130)
Interest expense, net	10,236	10,277	20,254	23,203
Income tax expense (benefit)	(7,778)	(18,619)	(4,389)	(14,416)
Depreciation and amortization	8,668	9,288	17,207	18,680

EBITDA	10,289	(11,669)	19,169	2,337
Adjustments to EBITDA
Financing transaction costs (a)	—	202	—	202
Incentive units expense (b)	265	363	530	743
Loss on extinguishment of debt (c)	—	24,424	—	24,424
Sarbanes Oxley costs (d)	101	—	292	—
Unusual or non-recurring losses (e)	—	445	—	445
Pricing and profitability analysis (f)	1,368	—	1,368	—
Other (g)	(91)	270	(313)	690
EBITDA attributable to noncontrolling interest (h)	187	—	689

Adjusted EBITDA attributable to Aquilex Holdings	$12,119	$14,035	$21,735	$28,841

(a)	Reflects accounting and legal fees expenses associated with the $225 million 11 1/8% Senior Notes offering in December 2009.
(b)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(c)	Reflects the write-off of deferred financing costs, original issue discount amounts and a prepayment penalty resulting from the Company entering into an amended and restated credit agreement on April 1, 2010.
(d)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(e)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.
(f)	Reflects costs paid to a third party for an analysis of pricing and profitability.
(g)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses.
(h)	Reflects EBITDA attributable to our noncontrolling interest in our Aquilex Arabia joint venture.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $2.8 million, working capital of $57.4 million and outstanding debt obligations, net of OID, of $391.1 million. At June 30, 2011, we had $13.2 million of outstanding letter of credit obligations.

At June 30, 2011, the available revolving capacity under our revolving credit facility was $24.8 million. On August 4, 2011, we drew down the remaining amounts on our revolving credit facility and no longer have any availability under that facility.

Based on our most recent estimates, we believe that the proceeds from our most recent draw on our revolving credit facility, our existing cash balances and cash generated from operations will be sufficient to meet our anticipated cash needs through the end of 2011. However, in order to meet our cash needs for the next twelve months and over the longer term, we must generate sufficient cash from our operations to fund our debt service, operating expenses, capital expenditures and other cash requirements, which will depend in large part on the level of demand for our services from our customers and our operating

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

margins. In recent periods, demand for our services has been significantly lower than we had expected, in part because the extent and timing of the release of maintenance and repair projects by our customers has not met our expectations, and our operating margins have been lower as the increase in our costs have exceed the increase in our revenues. In addition, the timing of receivables payments has affected our liquidity, including due to significant payments from PDVSA in Venezuela being delayed. Should these trends continue, or should our business otherwise fail to generate sufficient cash, we may be unable to meet our operating and debt service requirements and fund ongoing operations over the next twelve months. We do not have any additional sources of committed financing available to meet our cash requirements and it is uncertain as to whether we would be able to obtain any additional financing should we require it.

Our Credit Agreement requires us to maintain certain financial ratios, including a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. While we were in compliance with our debt covenants as of June 30, 2011, based on current business conditions and our forecast, there can be no assurance that the we will be in compliance with those covenants as of September 30, 2011 or thereafter. We expect to approach the lenders under our Credit Agreement to seek a waiver of compliance with our financial covenants for the twelve months ended September 30, 2011, and we may be required to seek additional waivers or a forbearance or amendment. There can be no certainty that any such waiver, amendment or forbearance will be forthcoming. Our shareholder is also entitled to exercise an equity cure right under the Credit Agreement to address certain financial covenant breaches, although it is uncertain if our principal shareholder would exercise an equity cure right. If we do not meet our financial covenants and are unable to obtain a waiver, amendment or forbearance, and if no equity cure right is available and exercised, there would be an event of default under our Credit Agreement which would allow our lenders to accelerate the amounts we owe under the Credit Agreement or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing our debt. An acceleration of our Credit Facility debt also would cause an event of default under, and permit acceleration of, our senior notes. Any failure to meet debt service or any breach of our debt covenants would likely have a material adverse effect on us and our financial condition.

Given the uncertainties described above, we are considering all alternatives available to address our cash needs. There can be no assurance we will be able to address our cash needs, and if we are unable to do so it would have a material adverse effect on us and our financial condition and would raise substantial doubt about our ability to continue as a going concern.

Credit Agreement

Our Credit Agreement contains certain restrictive covenants that include a minimum interest coverage ratio; maximum leverage ratio and maximum secured leverage ratio. Our Credit Agreement also contains cross default covenants tied to all other indebtedness of the Company. The minimum interest coverage ratio, the maximum leverage ratio and the maximum secured leverage ratio (each as described below) are computed based on the Company’s financial results for the twelve months preceding the end of each fiscal quarter.

On February 28, 2011, we entered into Amendment No. 1 (the “Amendment”) to our Amended and Restated Credit Agreement, dated as of April 1, 2010 and modified on June 17, 2010 (as amended, the “Credit Agreement”), with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder.

The Amendment, among other things:

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

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The amended financial covenants changed favorably for the Company and are as follows:

•

A minimum interest coverage ratio, ranging from 1.55:1 to 1.95:1 over the term of the Credit Agreement. The minimum interest coverage ratio is computed as Adjusted EBITDA to consolidated interest expense.

•

A maximum total leverage ratio, ranging from 6.75:1 to 4.85:1 over the term of the Credit Agreement. The maximum total leverage ratio is computed as consolidated total debt to Adjusted EBITDA after giving effect to any pro forma adjustments relating to a permitted acquisition or disposition.

•

A maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Credit Agreement. The maximum secured leverage ratio is computed as the consolidated secured indebtedness to Adjusted EBITDA giving effect to pro forma adjustments relating to a permitted acquisition or disposition.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the Credit Agreement and the Amendment, which were incorporated by reference as exhibits to our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Cash Flows

Six Months ended June 30, 2011 compared to the Six Months ended June 30, 2010

Net Cash (Used in) Provided by Operating Activities

Our net cash provided by (used in) operating activities for the six months ended June 30, 2011 and 2010 was ($7.5) million and $0.2 million, respectively, resulting in a decrease of $7.7 million in net cash provided by operating activities for the six months ended June 30, 2011 compared to the corresponding prior year period. Several fluctuations contributed to the decrease, including a greater net loss after adjusting for non-cash items. The primary changes to the operating assets and liabilities were $4.1 million increase in accounts receivable offset by a decrease to cost in excess of billings of $2.0 million. This change resulted primarily from the timing of cash receipts. The overall decrease in net cash provided by operating activities was further impacted by the increase in cost of revenues and SG&A costs in the six months ended June 30, 2011 compared to the corresponding prior year period.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by approximately $3.0 million for the six months ended June 30, 2011 compared to the corresponding prior year period, primarily due to an increase in capital expenditures of $3.2 million offset by $0.8 million of Aquilex Arabia expenses paid for by our joint venture partner, and a $0.5 million decrease in restricted cash usage.

Net Cash Provided By Financing Activities

Our net cash provided by financing activities increased by $8.9 million for the six months ended June 30, 2011 compared to the corresponding prior year period due primarily to the following increases for the respective periods – a) $12.0 million draw from our revolving credit facility in the six months ended June 30, 2011, b) a decrease in principal payments of $1.2 million in the six months ended June 30, 2011 as compared to the corresponding prior year period resulting from the April 2010 refinancing, and c) a reduction in lease payments of $0.1 million. These increases in cash provided by financing activities for the six months ended June 30, 2011 were offset by a) the ($3.3) million in refinancing net proceeds received in April 2010 and b) the payment of ($1.1) million of fees recorded as deferred financing costs related to the February 2011 debt covenant modification.

Capital Expenditures

Capital expenditures were $9.7 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily related to the purchase of additional machinery and equipment.

Contractual Obligations and Other Commitments

Except as noted below, we did not have any material changes to our contractual obligations and other commitments as provided in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Off-Balance Sheet Arrangements

At June 30, 2011, we had bonding obligations of $4.8 million. We had no material changes in our operating lease arrangements during the three and six months ended June 30, 2011.

Critical Accounting Policies

As of June 30, 2011, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed from December 31, 2010.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with ASC 350, Intangibles – Goodwill and Other. Under ASC 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. The Company has experienced declines in its consolidated operating results during the first two quarters of 2011 as compared to the prior year comparative periods. If we continue to experience adverse changes in operating results and/or unfavorable changes in other economic factors used to estimate fair values, this could result in a non-cash impairment charge in future periods under ASC 350.

New Accounting Pronouncements

Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605) ): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force

In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to existing standards for revenue arrangements with multiple components. The amendments generally require the allocation of consideration to separate components based on the relative selling price of each component in a revenue arrangement. The amendments are effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The adoption of this guidance has not had any effect on our financial position, results of operations, or cash flows.

ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amendments generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our financial condition, results of operations or cash flows.

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued amendments which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have any impact on our financial condition, results of operations or cash flows.

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

June 30, 2011

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

June 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time, may make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are not historical facts and represent only our beliefs regarding future events, and you are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control. Consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following: (1) general economic conditions and instability and volatility in the financial markets; (2) the downgrade in the credit rating of the U.S. Government by Standard & Poor’s, any further downgrade or perceived risk of downgrade in the credit ratings of the U.S. Government or any default by the U.S. Government on its financial obligations, (3) a failure to comply with our debt covenants or a default or event of default under our Credit Agreement or the Indenture governing our outstanding senior notes, (4) any deterioration in our liquidity or cash flows or perception by our customers, suppliers or lenders that our liquidity or cash flows have deteriorated, (5) the impact of our substantial indebtedness, (6) a deterioration in our safety record; (7) claims relating to professional liability, personal injury or property damage; (8) failure to create or maintain a technological advantage over our competitors; (9) failure to complete projects in a timely fashion; (10) failure to obtain the award of new projects or renewal of existing projects; (11) difficulties in hiring and retaining skilled craft workers and senior management; (12) increases in the cost of labor or the incidence of labor disputes; (13) increased worker turnover rate; (14) decrease in the demand for the products of original equipment manufacturers; (15) increases in cost and availability of weld wire, chemicals and certain other materials; (16) decline in market opportunities for our products and our ability to take advantage of those opportunities; (17) risks associated with our new branding strategy and the related costs; (18) adverse changes in foreign exchange rates; (19) severe weather conditions and other catastrophes; (20) incidence of labor disputes; (21) liabilities in the event of a spill, discharge or release of chemicals or hazardous materials; (22) economic, political and other risks associated with international operations; (23) adverse changes in law or regulations; (26) loss of certain required certifications, licenses and permits; (27) impairments to intangible assets or long-lived assets; (28) failure to correctly estimate costs for our projects; (29) performance failures of our third-party suppliers; (30) the loss of a key subcontractor; (31) failure to protect our intellectual property rights; (32) negative public perception of nuclear power and radioactive materials, including related to the Japanese tsunami; and (33) the significant limitations contained in our Credit Agreement and the Indenture governing our outstanding senior notes, including limitations on making acquisitions, obtaining performance bonding, expanding internationally, incurring additional debt, making investments, selling assets and taking other actions. For a fuller description of these and other possible uncertainties, please refer to our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If we do revise or update one or more forward-looking statements, you should not conclude that we will make additional revisions or updates with respect thereto or with respect to the other forward-looking statements, except as required by law.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

See Commitments and Contingencies in Note 9 to our condensed consolidated financial statements included in Item 1, Financial Statements of this Report for information on legal proceedings, which is hereby incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2010 Form 10-K, as well as the additional risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If we are unable to access and generate sufficient liquidity to meet our liquidity requirements, including our debt service requirements, it would have a material adverse effect on us and our financial condition

On August 4, 2011, we drew down the remaining amounts then committed under our revolving credit facility and we no longer have any availability under that facility. We do not have any other sources of committed financing available in order to meet our cash requirements and it is uncertain as to whether we would be able to obtain any additional financing at all or on acceptable terms should we require it. Given this, we are considering all alternatives available to address our cash needs, including our debt service requirements and the other risks related to our liquidity position. If we are unable to access additional financing, we must meet our liquidity requirements using cash on hand (including the proceeds of the revolver draw), and by generating sufficient cash from our operations to fund our debt service, operating expenses, capital expenditures and other cash requirements, which will depend in large part on the level of demand for our services from our customers and our operating margins. In recent periods, demand for our services has been significantly lower than we had expected, in part because the extent and timing of the release of maintenance and repair projects by our customers has not met our expectations, and our operating margins have been lower as the increase in our costs have exceeded the increase in our revenues. In addition, the timing of receivables payments has affected our liquidity, including due to significant payments from PDVSA in Venezuela being delayed. Should these trends continue, or should our business otherwise fail to generate sufficient cash; we may be unable to meet our operating and debt service requirements and fund operations, over the next twelve months. There is no assurance we will be able to address our cash needs, and if we are unable to do so it would have a material adverse effect on us and our financial condition and would raise substantial doubt about our ability to continue as a going concern.

If we are unable to obtain a waiver, amendment or forbearance, our failure to maintain compliance with the financial covenants under our Credit Agreement may have material adverse affect on our financial condition.

Our Credit Agreement requires us to maintain certain financial ratios, including a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. While we were in compliance with our debt covenants as of June 30, 2011, based on current business conditions and our forecast there can be no assurance that we will be in compliance with those covenants as of September 30, 2011 or thereafter. We expect to approach the lenders under our Credit Agreement to seek a waiver of compliance with our financial covenants for the twelve months ended September 30, 2011, and we may be required to seek additional waivers or a forbearance or amendment. There can be no certainty that any such waiver, amendment or forbearance will be forthcoming. Our shareholder is also entitled to exercise an equity cure right under the Credit Agreement to address certain financial covenant breaches, although it is uncertain if our principal shareholder would exercise an equity cure right. If we do not meet our financial covenants and are unable to obtain a waiver, amendment or forbearance, and if no equity cure right is available and exercised, there would be an event of default under our Credit Agreement which would allow our lenders to accelerate the amounts we owe under the Credit Agreement or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing our debt. An acceleration of our Credit Facility debt also would cause an event of default under, and permit acceleration of, our senior notes. As a result, any breach of our debt covenants may have a material adverse effect on us and our financial condition.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

Item 6. Exhibits

Exhibit No.	Description of Document

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

101*	XBRL Instance Document

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Aquilex Holdings, LLC and Subsidiaries

June 30, 2011

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

Date: August 15, 2011