Form 10-Q
period 2011-09-30
Aquilex Holdings LLC
filed 2011-11-14
CIK 1434838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

AQUILEX HOLDINGS LLC

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

Dollars in thousands

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash	$24,713	$8,689
Accounts receivable, net of allowance of $1,546 and $1,552, respectively	86,746	80,430
Inventories	13,129	13,044
Cost in excess of billings	6,927	4,165
Deferred tax asset	2,378	2,378
Income tax receivable	3,324	2,464
Prepaid expenses	2,391	1,908
Deferred financing costs, net	1,828	—
Other current assets	904	1,946

Total current assets	142,340	115,024

Property and equipment, net	69,644	73,391
Goodwill	70,163	258,687
Other intangible assets, net	117,707	206,295
Deferred financing costs, net	—	13,413
Other assets	638	2,226

Total assets	$400,492	$669,036

Liabilities and Equity
Current liabilities
Accounts payable	$16,341	$17,622
Accrued liabilities	42,422	36,563
Income tax payable	1,434	1,192
Billings in excess of cost	3,005	3,272
Interest payable	7,300	1,071
Current portion of long-term debt, net of discount	422,097	1,850

Total current liabilities	492,599	61,570

Long-term debt, net of discount and current portion	—	377,387
Income tax payable	2,424	4,398
Other notes payable	1,802	—
Deferred income tax liabilities	8,684	32,923

Total liabilities	505,509	476,278

Commitments and contingencies (Note 9)
Equity
Member’s capital	400,375	399,664
Accumulated deficit	(503,978)	(206,314)
Accumulated other comprehensive loss	(515)	(592)

Total member’s (deficit) equity	(104,118)	192,758
Noncontrolling interest	(899)	—

Total (deficit) equity	(105,017)	192,758

Total liabilities and equity	$400,492	$669,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

Dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$101,140	$110,696	$327,744	$324,042
Cost of revenue, exclusive of depreciation shown below	73,765	76,387	239,369	225,961
Depreciation	5,067	4,393	14,596	13,060

Gross profit	22,308	29,916	73,779	85,021

Operating expenses
Selling, general and administrative expense	27,911	19,076	70,055	55,397
Depreciation and amortization	3,423	4,921	11,101	14,934
Impairment charges	267,748	—	267,748	—

Total operating expenses	299,082	23,997	348,904	70,331

Other income (expense)
Interest expense, net	(28,046)	(10,034)	(48,300)	(33,237)
Loss on extinguishment of debt	—	—	—	(24,424)
Other, net	(1,360)	782	(1,047)	92

Total other expense, net	(29,406)	(9,252)	(49,347)	(57,569)

Loss before income tax (benefit)	(306,180)	(3,333)	(324,472)	(42,879)

Income tax (benefit)	(21,467)	(933)	(25,856)	(15,349)

Net loss	(284,713)	(2,400)	(298,616)	(27,530)
Less: Net loss attributable to noncontrolling interest	(240)	—	(952)	—

Net loss attributable to Aquilex Holdings	$(284,473)	$(2,400)	$(297,664)	$(27,530)

Other comprehensive loss:

Net loss	$(284,713)	$(2,400)	$(298,616)	$(27,530)
Foreign currency translation adjustment	(122)	95	77	(26)

Other comprehensive loss	(284,835)	(2,305)	(298,539)	(27,556)
Other comprehensive loss attributable to noncontrolling interest:
Net loss	(240)	—	(952)	—

Other comprehensive loss attributable to noncontrolling interest	(240)	—	(952)	—

Other comprehensive loss attributable to Aquilex Holdings	$(284,595)	$(2,305)	$(297,587)	$(27,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in thousands

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(298,616)	$(27,530)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	16,333	14,998
Amortization of intangible assets	9,364	12,996
Bad debt expense	92	618
Deferred income taxes	(24,247)	(14,768)
Loss on investment writeoff	1,000	—
(Gain) loss on sale of fixed assets	31	(146)
Amortization of deferred financing costs and original issue discount	20,896	4,520
Noncash equity compensation	753	1,051
Impairment charge	267,748	—
Loss on extinguishment of debt	—	24,424
Changes in operating assets and liabilities
Accounts receivable	(6,215)	(14,206)
Inventories	7	(2,674)
Cost in excess of billings	(2,762)	(2,879)
Prepaid expenses	(479)	283
Other assets	1,045	474
Income taxes	(2,620)	3,756
Accounts payable and accrued liabilities	4,900	2,434
Billings in excess of cost	(272)	733
Interest payable	6,229	5,102
Other	—	(330)

Net cash (used in) provided by operating activities	(6,813)	8,856

Cash flows from investing activities
Capital expenditures	(13,359)	(10,044)
Initial investment contribution to Aquilex Arabia joint venture	53	—
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	1,802	—
Proceeds from sales of property and equipment	253	364
Restricted cash	625	760

Net cash used in investing activities	(10,626)	(8,920)

Cash flows from financing activities
Payments on long-term debt	(1,388)	(176,667)
Proceeds from long-term debt	—	183,150
Payments on revolver debt	—	(5,000)
Proceeds from revolver debt	36,000	5,000
Payments on capital lease obligations	—	(92)
Payment of deferred financing costs	(1,063)	(5,796)

Net cash provided by financing activities	33,549	595

Net increase in cash and cash equivalents	16,110	531

Effect of foreign currency changes on cash	(86)	434

Cash and cash equivalents
Beginning of period	8,689	11,252

End of period	$24,713	$12,217

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$21,086	$28,733
Income taxes, net	(1,348)	(4,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Equity (Unaudited)

Dollars in thousands, except unit amounts

				Accumulated
				Other	Total
	Common Capital Interest		Accumulated	Comprehensive	Member’s	Noncontrolling	Total
	Units	Amount	Deficit	Income (Loss)	(Deficit) Equity	Interest	Equity
Balances at December 31, 2010	397,114,500	$399,664	$(206,314)	$(592)	$192,758	$—	$192,758
Capital Contributions	—	—	—	—	—	53	53
Performance units compensation	—	711	—	—	711	—	711
Other comprehensive income, net of tax	—	—	—	77	77	—	77
Net loss for the nine months ended September 30, 2011	—	—	(297,664)	—	(297,664)	(952)	(298,616)

Balances at September 30, 2011	397,114,500	$400,375	$(503,978)	$(515)	$(104,118)	$(899)	$(105,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

1.	Description of Business, Basis of Presentation, Liquidity and Ability to Continue as a Going Concern

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

Liquidity, Covenant Compliance, and Ability to Continue as a Going Concern

At September 30, 2011, the Company had cash of $24,713 and outstanding debt obligations of $423,225. At September 30, 2011, the Company had $13,913 of outstanding letter of credit obligations. On August 4, 2011, the Company drew down the remaining $24,000 on its revolving credit facility. At September 30, 2011, the Company did not have any remaining capacity under the Company’s revolving credit facility.

The Company’s ability to generate cash from operations depends in large part on the level of demand for its services from the Company’s customers and operating margins. In recent periods, demand for the Company’s services has been significantly lower than the Company had expected, in part because the extent and timing of the release of maintenance and repair projects by the Company’s customers have not met the Company’s expectations, and the Company’s operating margins have been lower. In addition, delays in receivables payments have negatively affected the Company’s liquidity, in part due to significant payments from PDVSA in Venezuela being delayed. However, overdue balances for PDVSA

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

decreased in the third quarter of 2011 to $8,300 at September 30, 2011, compared to $12,400 at June 30, 2011. Since September 30, 2011, the Company has received additional payments from PDVSA totaling $4,309. As of November 8, 2011, overdue balances with PDVSA were $7,900.

Based on the Company’s most recent estimates, it believes that the proceeds from its most recent draw on its revolving credit facility, existing cash balances and cash generated from operations will be sufficient to meet its anticipated cash needs through the end of the first quarter of 2012, except that, as described in more detail below, the Company does not expect to make the next scheduled interest payment on its $225,000 11.125% Senior Notes due 2016 (the “senior notes”), which payment is due on December 15, 2011.

To meet the Company’s cash needs for the next twelve months and over the longer term, the Company expects that it will be required to restructure its debt obligations and obtain additional liquidity sources, because it does not expect that it will generate sufficient cash from its operations to fund its debt service along with its operating expenses, capital expenditures and other cash requirements over that period. In connection with the Company’s restructuring efforts, the Company is engaged in active and constructive negotiations with an ad hoc committee of holders of its senior notes and a steering committee of its lenders regarding a consensual restructuring that would significantly deleverage the Company’s capital structure. The Company is also considering a range of financing options in connection with the restructuring, including arranging a short-term financing facility. The Company is engaged in negotiations for such a short-term financing facility with certain lenders who are current holders of its senior notes. If these negotiations are unsuccessful, as noted above, the Company may not need additional liquidity to meet its anticipated cash needs prior to consummation of an out of court restructuring or reaching a definitive agreement on a “pre-packaged” or “pre-arranged” bankruptcy plan of reorganization. However, if the Company determines that such short-term financing is necessary, but remains unavailable, and/or obtains such financing but is unable to consummate an out of court restructuring, the Company expects that it would commence a voluntary Chapter 11 bankruptcy case and, in connection with such potential scenario, is engaged in negotiations with its lenders regarding a debtor-in-possession financing facility.

If the Company commences a voluntary Chapter 11 bankruptcy case, the Company will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing. In a “pre-packaged bankruptcy”, the Company would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of its existing debt obligations, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, the Company would consider a “pre-arranged” bankruptcy filing, in which it would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case. The Company currently anticipates that any such “pre-packaged” or “pre-arranged” bankruptcy would not impair, or otherwise reduce the amount owed to, the Company’s trade creditors, suppliers and employees.

There can be no assurance that any of these efforts will be successful, and any of the foregoing alternatives may have materially adverse effects on the Company’s business and on the market price of its securities, including its senior notes. In the event of a Chapter 11 bankruptcy case, there can be no assurance that any “pre-packaged” or “pre-arranged” filing would be achievable, and it is possible that the Company would need to file without such arrangements in place.

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) requires it to maintain a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. The Company was not in compliance with these financial maintenance covenants as of September 30, 2011 and does not expect to be in compliance with those covenants as of December 31, 2011. On October 13, 2011, the Company entered into a Forbearance Agreement and Second Amendment to the Amended and Restated Credit Agreement (the “Forbearance Agreement”) in connection with the Credit Agreement. The Forbearance Agreement provides that the lenders will forbear, until December 8, 2011, (the “Forbearance Period”), from exercising default-related rights and remedies against the Company with respect to its failure to comply with its financial maintenance covenants for the four-fiscal quarter period ended September 30, 2011. Pursuant to the terms of the Forbearance Agreement, the applicable interest rate margin on the loans under the Credit Agreement has been increased by 1.00%. During the Forbearance Period, such additional interest may be paid in kind at the Company’s option by adding the accrued interest to the principal amount of the applicable loans. The Forbearance Agreement also provides that any LIBOR-based loans with

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

interest periods expiring during the Forbearance Period may be continued as LIBOR-based loans only at the discretion of the administrative agent and only for one-month interest periods; otherwise these loans will convert to prime-based loans. In addition, the parties to the Forbearance Agreement have agreed that any auto-renewal letters of credit for which notice of non-renewal would be due during the Forbearance Period will be extended. As a condition to the effectiveness of the Forbearance Agreement, the Company agreed to pay a forbearance fee to consenting lenders equal to $250, plus reimbursement of certain fees and expenses.

Because the Company does not expect to be in compliance with its financial covenants for the four-fiscal quarter period ending December 31, 2011, the Company has approached its lenders under the Credit Agreement to seek an extension of the Forbearance Period and additional forbearance with respect to its financial covenants for the four-fiscal quarter period ending December 31, 2011. The Company may also be required to seek additional forbearance agreements for future periods. There can be no certainty that any such forbearance agreement will be forthcoming. In the absence of necessary forbearance, the Company’s lenders would be able to declare all of the Company’s indebtedness immediately due and payable, and as a result, the Company has classified all debt as current at September 30, 2011.

The Company’s senior notes also contain cross payment default and cross acceleration provisions. Subject to a notice and cure period, the Company’s senior notes would be in default in the event that the Company has a default on any other indebtedness, including under its Credit Agreement, as a result of a failure to pay any scheduled installment of principal prior to the expiration of any grace period provided in such indebtedness or if there is a default on any indebtedness, including under its Credit Agreement, which results in the acceleration of such indebtedness prior to its maturity, provided that the principal amount of any such defaulted or accelerated indebtedness is at least $20,000

In connection with its restructuring plans described above, the Company does not expect to make the interest payment on its senior notes due on December 15, 2011. While the Company expects to obtain forbearance from certain of its noteholders for such a payment default, there can be no assurance it will receive such forbearance. Even with such forbearance, if the Company does not make the scheduled interest payment, subject to a 30-day grace period, it would be in default under its senior notes. See Part II, Item 1A. “Risk Factors—We do not expect to make the next scheduled interest payment on our senior notes.”

There can be no assurance that the Company will be able to restructure its debt and obtain sufficient additional sources of liquidity in order to address its cash needs, or to obtain any forbearance for any failure to make a scheduled interest payment on the senior notes or any additional forbearance for covenant defaults under its Credit Agreement. The conditions as described above raise substantial doubt about the Company’s ability to continue as a going concern. See Part II, Item 1A. “Risk Factors—There is substantial doubt about our ability to continue as a going concern.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and include the Company’s accounts and the accounts of its wholly owned subsidiaries. The condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2011 and its operating results, and cash flows for the interim periods presented. The balance sheet at December 31, 2010 has been derived from the Company’s audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. These financial statements and the related notes should be read in conjunction with the December 31, 2010 consolidated financial statements and notes thereto, which were filed with the SEC on March 31, 2011 as part of the Company’s Annual Report on Form 10-K. The Company’s results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for a full year.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

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

For the three and nine months ended September 30, 2011, there have been no transfers between hierarchy levels.

As of September 30, 2011, the Company had carrying values of $86,746 for accounts receivable, net, and $16,341 for accounts payable. For these respective items, the carrying value approximated fair value at September 30, 2011. The carrying value for long-term debt was $422,097 and the fair value approximated $301,275 at September 30, 2011. The fair value of debt was calculated using quoted market prices at September 30, 2011.

In accordance with ASC 350-10 (SFAS No. 142, Goodwill and Other Intangible Assets), and ASC 360 (SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), goodwill and intangible assets were written down to $70,163 and $117,707, respectively. The write down of the assets resulted in a goodwill impairment charge of $188,524 and an intangible assets impairment charge of $79,224. These are measured at fair value on a non-recurring basis. The Company utilized Level 2 inputs, as defined in the fair value hierarchy, for the fair value measurement of these assets. These items are presented on the balance sheet as “Goodwill” and “Other intangible assets, net.” Changes in these respective items appear as “Impairment charges” on the Consolidated Statements of Operations and Other Comprehensive Loss. See also Note 4, Goodwill and Other Intangible Assets.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

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

SRO Segment

The SRO construction services contracts that are short-term in nature are primarily accounted for by the completed contract method and these contracts set forth the scope of services and provide a detailed work plan and timetable. Additionally, these contracts generally include automatic pricing adjustments to account for changes in the price of weld wire, the primary input material the Company uses in carrying out projects. In such cases, revenue is recognized at the completion of the job, when accepted by the customer, title and risk of loss have transferred to the customer and collectibility is reasonably assured.

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

At September 30, 2011 and December 31, 2010, the SRO segment did not have any contracts for which a significant loss was anticipated.

These methods for determining the percent complete are applied consistently among all of the SRO segment contracts having similar characteristics.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

IC Segment

The industrial cleaning segment derives its revenues from services under time and materials and fixed-price contracts. Revenues from time and materials contracts are recognized as services are performed and efforts are expended. Alternatively, revenues from fixed price contracts are recognized over the contractual period in a ratable manner due to the consistent performance of services from period to period. Any losses on these contracts are recognized in the period during which they are estimable. At September 30, 2011 and December 31, 2010, the IC segment did not have any contracts for which a significant loss was anticipated.

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

The Company has determined that it has no material increases or decreases in the liability for unrecognized tax benefits for the three and nine months ended September 30, 2011.

Professional Advisor Fees

The company incurred professional advisor fees in connection with its contemplated debt restructuring and services for an analysis of the Company’s pricing and profitability. For the three and nine months ended September 30, 2011, the Company recognized $5,861 and $7,229 of such professional advisor fees, respectively, in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

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

September 30, 2011

Dollars in thousands

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

ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued amendments which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have any impact on the Company’s financial condition, results of operations or cash flows.

ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment

In September 2011, the FASB issued amendments allowing the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this standard for its consolidated financial statements in the first quarter of 2012.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

3.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Land	$1,569	$1,569
Buildings	1,516	1,803
Improvements	1,964	1,613
Machinery and equipment	98,969	91,009
Furniture, fixtures and equipment	5,842	5,065
Vehicles	5,587	5,786
Construction in progress	14,259	11,467

	129,706	118,312
Less: Accumulated depreciation	(60,062)	(44,921)

Property and equipment, net	$69,644	$73,391

Depreciation expense for the three and nine months ended September 30, 2011 was $5,651 and $16,333, respectively. Depreciation expense for the three and nine months ended September 30, 2010 was $4,981 and $14,998, respectively.

4.	Goodwill and Other Intangible Assets

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in accordance with ASC 350, Intangibles – Goodwill and Other, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value. The first step in testing for goodwill impairment compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in operating expenses. Under ASC 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. The Company has recently experienced significant changes in operating results and/or unfavorable changes in other economic factors used to estimate fair values, and as a result, the Company incurred a deemed triggering event for purposes of impairment testing in the third quarter of 2011. This resulted primarily from adverse changes in the forecasted results, cash flow and covenant compliance. Accordingly, as of August 31, 2011, the Company performed an impairment review of goodwill and other intangible assets not subject to amortization.

In conjunction with this evaluation, the Company updated its forecasted cash flows and underlying assumptions to reflect the current size and related demand requirements of the industries the Company serves after the impacts of the recent recession. As a result, the Company determined that the goodwill related to both the SRO and IC reporting units were impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $71,622 and $116,902 for SRO and IC, respectively, in the third quarter of 2011. The remaining carrying value of goodwill in the SRO and IC reporting units, respectively, at September 30, 2011 totaled $68,334 and $1,829.

For purposes of establishing inputs for the fair value calculations in the evaluation of goodwill, the Company made the following assumptions. The Company applied gross margin assumptions consistent with the Company’s recent experience and used a 3% growth factor to calculate the terminal value of its reporting units. The Company used a 12% discount rate to calculate the terminal value of the SRO reporting unit and an 11% discount rate to calculate the terminal value of the IC reporting unit. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 1% decrease in the long-term growth factor and a 1% increase in the discount rate of each reporting unit.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

If the Company were to decrease the long-term growth factor used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by $9,450. If the Company were to increase the discount rate used in the calculation for SRO by 1%, the impairment amount for the SRO reporting unit would be increased by approximately $11,629. If the Company were to decrease the long-term growth factor used in the calculation for IC by 1% or increase the discount rate by 1% used in the calculation, there would be no remaining Goodwill in the IC reporting unit.

Given the current economic environment and uncertainties regarding the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the economic downturn and the period or strength of recovery, or those regarding the Company’s business prospects, made for purposes of the Company’s goodwill impairment testing in the third quarter 2011 will prove to be accurate predictions of the future. If the Company’s assumption regarding the forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s annual impairment testing or prior to that, if any such change constitutes a triggering event prior to the annual impairment test date. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

In conjunction with the ASC 350 impairment test in the third quarter of 2011, the Company also recorded an impairment charge for the SRO and IC trade name in the amounts of $3,700 and $14,686, respectively. Impairments of indefinite-lived intangible assets are recognized when our estimate of discounted cash flows over the assets’ remaining useful lives is less than the carrying value of the assets. The fair value of the Company’s trade names are measured using the relief-from-royalty method. This method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The market-derived royalty rate is applied to estimate the royalty savings. The net after-tax royalty savings are discounted to determine the fair value. Any excess carrying value over the fair value represents the amount of impairment.

The Company assesses potential impairment to its long-lived assets, including amortizable intangible assets, as required by ASC 360, Property, Plant, and Equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are not recoverable if the carrying amount of the long-lived assets exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived assets. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As a result of the triggering events described above in the Company’s goodwill impairment analysis, the Company reviewed its long-lived assets for recoverability. As a result of this analysis, the Company recognized long-lived asset impairment charge for the SRO customer relationships in the amount of $31,802 in the fiscal quarter ended September 30, 2011. Additionally, the Company recognized an impairment charge for the IC customer relationships and technology in the amount of $23,083 and $5,953, respectively in the fiscal quarter ended September 30, 2011. The inputs measured at fair value used in this valuation methodology were considered Level 3 in the three-tier value hierarchy per ASC 820, Fair Value Measurements and Disclosures. If a triggering event occurs and the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, the Company may be required to record additional long-lived asset impairment charges in future periods.

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2011 are as follows:

	Segment
	SRO	IC	Total
Balance as of December 31, 2010
Goodwill	$282,379	$118,731	$401,110
Accumulated impairment losses	(142,423)	—	(142,423)

	139,956	118,731	258,687

Impairment losses	(71,622)	(116,902)	(188,524)

Balance as of September 30, 2011
Goodwill	282,379	118,731	401,110
Accumulated impairment losses	(214,045)	(116,902)	(330,947)

	$68,334	$1,829	$70,163

The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2011 are as follows:

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	September 30, 2011			For the nine months ended September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Impairment	Amortization Expense	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships
SRO	$70,187	$(476)	$69,711	$(31,802)	$(5,997)	$108,200	$(690)	$107,510
IC	13,792	(93)	13,699	(23,083)	(2,093)	45,000	(6,125)	38,875
Technology
SRO	7,400	(2,069)	5,331	—	(555)	7,400	(1,514)	5,886
IC	7,000	(34)	6,966	(5,953)	(719)	16,500	(2,862)	13,638

	98,379	(2,672)	95,707	(60,838)	(9,364)	177,100	(11,191)	165,909
Nonamortized intangible assets
Trade name
SRO	16,500	—	16,500	(3,700)	—	20,200	—	20,200
IC	5,500	—	5,500	(14,686)	—	20,186	—	20,186

Total other intangible assets	$120,379	$(2,672)	$117,707	$(79,224)	$(9,364)	$217,486	$(11,191)	$206,295

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

Intangible assets are amortized over the period the economic use is consumed. Amortization expense for the three and nine months ended September 30, 2011 was $2,839 and $9,364, respectively. Amortization expense for the three and nine months ended September 30, 2010 was $4,333 and $12,996, respectively.

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

For the three months ended September 30, 2011, net loss attributable to the Company and the joint venture partner totaled $361 and $240, respectively. For the nine months ended September 30, 2011, net loss attributable to the Company and the joint venture partner totaled $1,429 and $952, respectively. At September 30, 2011, the negative equity attributable to the Company and the joint venture partner was $1,349 and $899, respectively.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Compensation and benefits	$13,057	$8,831
Job costs	12,044	12,962
Insurance	5,248	4,643
State and foreign tax liabilities	1,595	2,148
Warranty reserve	252	431
Contingent liability for tax attribute	5,223	5,223
Other accrued expenses	5,003	2,325

Total accrued liabilities	$42,422	$36,563

7.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Revolving $50,000 loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for the LIBOR based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The revolving loan facility matures on April 1, 2015 with the balance of the revolving loan facility due at maturity. At September 30, 2011, the interest rate was 6.75%.	$36,000	$—

Senior term loan facility, interest payable quarterly for Prime-based borrowing or based on the LIBOR loan period for LIBOR-based borrowings; the Company has the option to pay interest at either the base rate (rate is the greater of the federal funds rate plus 0.50%, the U.S. Prime rate, the one-month LIBOR plus 1.0%, or 2.5%) plus 3.5% or the Eurocurrency rate (rate is the greater of LIBOR or 1.5%) plus 4.5%. The term loan matures on April 1, 2016, and amortizes in equal quarterly installments of annual amounts equal to 1% of the original principal amount during the first five and three-quarter years of the term loan, with the balance of the principal amount of the term loan due at maturity. At September 30, 2011 and December 31, 2010, the interest rate was 6.0% and 5.5%, respectively.

	162,225	163,613

Senior Notes - interest at a fixed rate of 11.125% per annum, unsecured, payable semi-annually in cash in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. The notes mature on December 15, 2016.	225,000	225,000

Total debt	423,225	388,613

Less: current portion	(422,097)	(1,850)

Less: original issue discount (OID)	(1,128)	(9,376)

Long-term debt, less current portion and OID	$—	$377,387

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

At December 31, 2010, the available revolving capacity under the revolving loan facility was $36,286. On August 4, 2011, the Company drew down the remaining amounts on its revolving credit facility. At September 30, 2011, the Company did not have any remaining capacity under the Company’s revolving credit facility. At September 30, 2011 and December 31, 2010, the Company had $13,913 and $13,714 outstanding letter of credit obligations, respectively. Pursuant to the terms of the Forbearance Agreement, the applicable interest rate margin on loans under the Credit Agreement has been increased by 1.00%. During the Forbearance Period, such additional interest may be paid in kind at the Company’s option by adding the accrued interest to the principal amount of the applicable loans.

Covenants

On February 28, 2011, the Company entered into Amendment No. 1 (the “Amendment No. 1”) to its Credit Agreement, dated as of April 1, 2010 and modified on June 17, 2010, with the Royal Bank of Canada, as administrative agent and L/C (Letter of Credit) Issuer, and the required lenders thereunder. The Credit Agreement was further amended by the Forbearance Agreement, as described under Note 1, Description of Business, Basis of Presentation, Liquidity and Ability to Continue as a Going Concern

The Amendment No. 1, among other things:

•	increased the applicable rate (as defined in the Credit Agreement) by 50 basis points,

•

increased the size of the basket for investments in non-loan party subsidiaries and unrestricted subsidiaries to the greater of $20,000,000 and 10% of total tangible assets (as defined in the Credit Agreement),

•	increased the size of the baskets for non-loan party subsidiaries to guarantee and incur indebtedness in the aggregate to 10% of total tangible assets and

•

granted additional head room for the Company’s financial maintenance covenants (total leverage ratio, interest coverage ratio and senior secured leverage ratio, each as defined in the Credit Agreement).

The Company paid a one-time amendment fee of 25 basis points, or $1,063, to participating lenders, based on outstanding commitments and loans, and paid arranging fees for the amendment to Royal Bank of Canada and Morgan Stanley Senior Funding, Inc. In addition, the guarantors under the Credit Agreement executed consents to the Amendment. Except as amended by the Amendment No. 1 and the Forbearance Agreement, the remaining terms of the Credit Agreement remain in full force and effect.

At September 30, 2011, the Company’s Credit Agreement contains certain financial maintenance covenants requiring us to maintain certain minimum or maximum financial ratios, as follows: (i) a minimum interest coverage ratio ranging from 1.55:1 to 1.95:1 over the term of the Credit Agreement; (ii) a maximum leverage ratio ranging from 6.75:1 to 4.85:1 over the term of the Credit Agreement; and (iii) a maximum secured leverage ratio ranging from 3.00:1 to 2.50:1 over the term of the Credit Agreement. The Company was not in compliance with these financial maintenance covenants at September 30, 2011.

Subject to various exceptions and baskets set forth in the Credit Agreement, the Company and its subsidiaries (other than any unrestricted subsidiaries) are restricted from taking certain actions, including: (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) making investments, loans or advances in or to other persons; (iv) paying dividends or distributions on, or repurchasing stock or other equity interests; (v) repaying, redeeming or repurchasing certain indebtedness; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of assets. The Company is also prohibited from making capital expenditures in excess of the greater of $25,000 and 25% of Adjusted EBITDA (as defined in the Credit Agreement) in any fiscal year, provided that any unused amounts in one fiscal year may be carried over to the next year. The Credit Agreement also contains cross default covenants tied to all other material indebtedness of the Company.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

Subject to various exceptions and baskets contained in the senior notes indenture, the senior notes terms include covenants that restrict the Company and its subsidiaries from taking certain actions, including (i) incurring additional indebtedness; (ii) creating liens on assets; (iii) paying dividends or distributions on, or repurchasing stock or other equity interests; (iv) repaying, redeeming or repurchasing certain indebtedness; (v) making investments, loans or advances in or to other persons; (vi) changing the nature of the Company’s business; (vii) engaging in transactions with affiliates; (viii) undergoing fundamental changes (including mergers); and (ix) making dispositions of the Company’s assets. The senior notes indenture also contains cross payment default and cross acceleration provisions tied to all other indebtedness of the Company.

8.	Deferred Financing Costs and Original Issue Discount

In February 2011, the Company paid $1,063 of deferred financing costs as a result of the amendment and arranging fees upon entering into its Credit Agreement.

Deferred financing costs are amortized over the life of the related debt using the effective interest method. At September 30, 2011 and December 31, 2010, the Company had $1,828 and $13,413 of net outstanding deferred financing costs, respectively. As a result of classifying all debt as a current liability at September 30, 2011, deferred financing costs are reflected as a current asset at September 30, 2011.

Original Issue Discount (OID) is amortized to the carrying value of the debt on the balance sheet and charged to interest expense over the life of the related debt using the effective interest method. OID is the discount from par value at the time that a bond or other debt instrument is issued. The discount represents the difference between the stated redemption price at maturity and the issue price of the debt instrument. At September 30, 2011 and December 31, 2010, the Company had $1,128 and $9,376 of unamortized OID costs, respectively. As a result of classifying all debt as a current liability at September 30, 2011, OID costs are reflected as a current liability at September 30, 2011.

The Company recorded amortization of deferred financing costs and OID to interest expense of $1,066 and $3,281 for the three and nine months ended September 30, 2011, respectively. Additionally, as a result of the Event of Default and obtaining the Forbearance Agreement which provides that the lender will forbear until December 8, 2011, the Company was required to accelerate the amortization of the deferred financing costs and OID to interest expense for $10,580 and $7,035, respectively.

9.	Commitments and Contingencies

Insurance

The Company has a $500 per occurrence deductible insurance program for most losses related to general liability, product liability, automobile liability, workers’ compensation, and certain legal claims. For the Company’s environmental liability, it has a $250 per occurrence deductible. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. The Company has a $300 per covered person deductible insurance policy for medical and dental coverage. The Company has not incurred significant claims or losses on any of these insurance policies. As of September 30, 2011 and December 31, 2010, $5,248 and $4,643, respectively, were included in accrued liabilities in the accompanying balance sheets for self-insurance claims.

Litigation

The Company is a defendant in various lawsuits arising in the normal course of the Company’s business. Substantially all of these suits are being defended by the Company, their insurance carriers or other parties pursuant to indemnification obligations. The Company believes a majority of the claims covered by insurance will be resolved at or for less than the applicable deductibles and that any liability in excess of a deductible will not exceed the limits of the applicable insurance policies. Although the results of litigation cannot be predicted with certainty, the Company believes adequate provision

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

has been made for substantially all of the outstanding claims and the final outcome of any pending litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Performance Bonds

During the ordinary course of business, the Company is periodically required to enter into performance bond arrangements to collateralize its obligations under various contracts. The Company has a total of $4,489 and $5,532 in performance bond obligations as of September 30, 2011 and December 31, 2010, respectively.

10.	Income Taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The income tax benefit increased $20,534 and $10,507, respectively, for the three and nine months ended September 30, 2011 when compared to the corresponding prior year period. The Company’s effective tax rate was 7.0% and 8.0% for the three and nine months ended September 30, 2011, respectively. For the corresponding prior year periods, the Company’s effective tax rate was 28.0% and 35.8% for the three and nine months ended September 30, 2010, respectively.

The change in the Company’s effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, change in valuation allowance, non-deductible stock based compensation, and other nondeductible expenses.

As of September 30, 2011, the Company has a valuation allowance of $43,346. As of September 30, 2011, the Company has a net deferred tax liability of $6,306. During the third quarter of 2011, because of the impairment charge, the Company changed from a net deferred tax liability position to a net deferred tax asset position, prior to consideration of the valuation allowance. The Company determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, the Company established a valuation allowance for its net U.S. deferred tax assets. The net deferred tax liability of $6,306 as of September 30, 2011 relates to a deferred tax liability for certain trade names owned by the Company. As the trade names are considered to be assets with an indefinite life, the future taxable temporary difference associated with this asset is not available as a source of future taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. The Company does not believe it is “more likely than not” it will realize its U.S. deferred assets equal to the deferred tax liability associated with these trade names and therefore, the Company was required to record an additional income tax expense to increase its deferred tax asset valuation allowance. During the nine months ended September 30, 2011, the impact of the impairment of indefinite lived intangibles increased income tax expense by $6,428.

For the nine months ended September 30, 2011, the Company reduced its reserve for uncertain tax positions by $3,252 due to the expiration of certain statute of limitations. For the three and nine months ended September 30, 2011, we recognized $28 and $85, respectively for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

For the three and nine months ended September 30, 2010, the Company recognized $38 and $113, respectively, for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

11.	Employee Benefit Plans

The Company maintains a 401(k) plan into which eligible employees may elect to contribute from 0% to 75% of their pre-tax compensation subject to an annual maximum dollar amount as set by the Internal Revenue Service. At its discretion, the Company may make discretionary matching cash contributions. Employer 401(k) matching contributions to the plan were $762 and $1,864 for the three and nine months ended September 30, 2011, respectively. For the corresponding prior year periods, the matching contributions were $429 and $684 for the three and nine months ended September 30, 2010, respectively.

12.	Supplemental Guarantor Information

On December 23, 2009, the Company completed an offering of its senior notes. The senior notes are jointly, severally, fully, and unconditionally guaranteed on an unsecured senior basis by all of the Company’s current 100% owned material U.S. subsidiaries (the “Guarantor Subsidiaries”). Aquilex Finance Corp. (“Aquilex Finance”), which is a co-issuer of the senior notes, and the Company’s non-U.S. subsidiaries and consolidated joint venture, are not guarantors of the notes.

The following supplemental information presents the financial position, results of operations and cash flows of Aquilex Holdings LLC (“Parent”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

The consolidating statement of operations for the three and nine months ended September 30, 2010 have been revised to decrease Equity in net income of the Guarantor subsidiaries by $1,087 and $33, respectively. This decrease is offset by a corresponding revision of the same amount to the eliminations column.

Aquilex Finance is presented as a co-issuer and has only minimal amounts.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	September 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Unaudited)
Assets
Current assets
Cash	$22,963	$—	$(1,349)	$3,099	$—	$24,713
Accounts receivable, net	—	—	85,102	1,644	—	86,746
Inventories, net	—	—	11,339	1,790	—	13,129
Cost in excess of billings	—	—	6,176	751	—	6,927
Deferred tax asset	86	—	2,277	15	—	2,378
Income tax receivable	—	—	2,717	607	—	3,324
Prepaid expenses	1,014	—	1,236	141	—	2,391
Deferred financing costs, net	—	—	1,828	—	—	1,828
Other current assets	31	—	873	—	—	904

Total current assets	24,094	—	110,199	8,047	—	142,340
Property and equipment, net	560	—	68,076	1,008	—	69,644
Goodwill	—	—	70,163	—	—	70,163
Other intangible assets, net	—	—	117,707	—	—	117,707
Other assets	—	—	636	2	—	638
Investment in affiliates	(133,339)	—	1,844	—	131,495	—

Total assets	$(108,685)	$—	$368,625	$9,057	$131,495	$400,492

Liabilities and Equity
Current liabilities
Accounts payable	$559	$—	$14,703	$1,079	$—	$16,341
Accrued liabilities	7,226	—	34,467	729	—	42,422
Income tax payable	—	—	1,251	183	—	1,434
Billings in excess of cost	—	—	3,005	—	—	3,005
Interest payable	7,300	—	—	—	—	7,300
Current portion of long-term debt	422,097	—	—	—	—	422,097
Intercompany	(52,500)	—	46,597	5,903	—	—

Total current liabilities	384,682	—	100,023	7,894	—	492,599

Long-term debt, net of discount and current portion	—	—	—	—	—	—
Senior notes held by related party	—	—	—	1,802	—	1,802
Intercompany debt	(379,503)	—	379,503	—	—	—
Income tax payable	—	—	2,424	—	—	2,424
Deferred income tax liabilities	(8,847)	—	17,766	(235)	—	8,684

Total liabilities	(3,668)	—	499,716	9,461	—	505,509
Equity
Member’s capital	400,375	—	369,023	—	(369,023)	400,375
Accumulated deficit	(504,930)	—	(499,599)	57	499,542	(504,930)
Accumulated other comprehensive income (loss)	(515)	—	(515)	(594)	1,109	(515)

Total member’s equity	(105,070)	—	(131,091)	(537)	131,628	(105,070)
Noncontrolling interest	53	—	—	133	(133)	53

Total equity	(105,017)	—	(131,091)	(404)	131,495	(105,017)

Total liabilities and equity	$(108,685)	$—	$368,625	$9,057	$131,495	$400,492

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	December 31, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$12,383	$—	$(6,035)	$2,341	$—	$8,689
Accounts receivable, net	—	—	76,379	4,051	—	80,430
Inventories, net	111	—	10,451	2,482	—	13,044
Cost in excess of billings	—	—	4,116	49	—	4,165
Deferred tax asset	86	—	2,277	15	—	2,378
Income tax receivable	—	—	2,464	—	—	2,464
Prepaid expenses	964	—	796	148	—	1,908
Other current assets	740	—	1,175	31	—	1,946

Total current assets	14,284	—	91,623	9,117	—	115,024
Property and equipment, net	795	—	71,771	825	—	73,391
Goodwill	—	—	258,687	—	—	258,687
Other intangible assets, net	—	—	206,295	—	—	206,295
Deferred financing costs, net	—	—	13,413	—	—	13,413
Other assets	1,000	—	636	590	—	2,226
Investment in affiliates	164,023	—	1,993	—	(166,016)	—

Total assets	$180,102	$—	$644,418	$10,532	$(166,016)	$669,036

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$487	$—	$14,920	$2,215	$—	$17,622
Accrued liabilities	4,195	—	30,909	1,459	—	36,563
Income tax payable	—	—	1,009	183	—	1,192
Billings in excess of cost	—	—	3,201	71	—	3,272
Interest payable	1,071	—	—	—	—	1,071
Current portion of long-term debt	1,850	—	—	—	—	1,850
Intercompany	(9,194)	—	4,600	4,594	—	—

Total current liabilities	(1,591)	—	54,639	8,522	—	61,570

Long-term debt, net of discount and current portion	377,387	—	—	—	—	377,387
Intercompany debt	(379,827)	—	379,827	—	—	—
Income tax payable	—	—	4,398	—	—	4,398
Deferred income tax liabilities	(8,625)	—	41,531	17	—	32,923

Total liabilities	(12,656)	—	480,395	8,539	—	476,278
Member’s equity
Member’s capital	399,664	—	369,023	—	(369,023)	399,664
Accumulated deficit	(206,314)	—	(204,408)	2,664	201,744	(206,314)
Accumulated other comprehensive income (loss)	(592)	—	(592)	(671)	1,263	(592)

Total member’s equity	192,758	—	164,023	1,993	(166,016)	192,758

Total liabilities and member’s equity	$180,102	$—	$644,418	$10,532	$(166,016)	$669,036

	For the three months ended September 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$98,183	$2,957	$—	$101,140
Cost of revenue, exclusive of depreciation shown below	—	—	71,176	2,589	—	73,765
Depreciation	—	—	5,067	—	—	5,067

Gross profit	—	—	21,940	368	—	22,308

Operating expenses
Selling, general and administrative expense	29	—	26,439	1,443	—	27,911
Depreciation and amortization	87	—	3,235	101	—	3,423
Impairment charges	—	—	267,748	—	—	267,748

Total operating expenses	116	—	297,422	1,544	—	299,082

Other income (expense)
Interest expense, net	—	—	(28,046)	—	—	(28,046)
Other, net	(1,000)	—	32	(392)	—	(1,360)

Total other income (expense)	(1,000)	—	(28,014)	(392)	—	(29,406)

Loss before income tax benefit	(1,116)	—	(303,496)	(1,568)	—	(306,180)

Income tax benefit	(177)	—	(21,081)	(209)	—	(21,467)
Equity in net income (loss) of consolidated subsidiaries	(283,774)	—	(758)	—	284,532	—

Net loss	$(284,713)	$—	$(283,173)	$(1,359)	$284,532	$(284,713)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	For the nine months ended September 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$313,823	$13,921	$—	$327,744
Cost of revenue, exclusive of depreciation shown below	—	—	228,167	11,202	—	239,369
Depreciation	—	—	14,596	—	—	14,596

Gross profit	—	—	71,060	2,719	—	73,779

Operating expenses
Selling, general and administrative expense	—	—	64,886	5,169	—	70,055
Depreciation and amortization	266	—	10,548	287	—	11,101
Impairment charges	—	—	267,748	—	—	267,748

Total operating expenses	266	—	343,182	5,456	—	348,904

Other income (expense)
Interest expense, net	—	—	(48,300)	—	—	(48,300)
Other, net	(1,000)	—	75	(122)	—	(1,047)

Total other income (expense)	(1,000)	—	(48,225)	(122)	—	(49,347)

Loss before income tax benefit	(1,266)	—	(320,347)	(2,859)	—	(324,472)

Income tax benefit	(315)	—	(25,382)	(252)	93	(25,856)
Equity in net income (loss) of consolidated subsidiaries	(297,665)	—	(226)	—	297,891	—

Net loss	$(298,616)	$—	$(295,191)	$(2,607)	$297,798	$(298,616)

	For the three months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$104,249	$6,447	$—	$110,696
Cost of revenue, exclusive of depreciation shown below	—	—	71,393	4,994	—	76,387
Depreciation	—	—	4,393	—	—	4,393

Gross profit	—	—	28,463	1,453	—	29,916

Operating expenses
Selling, general and administrative expense	—	—	18,366	710	—	19,076
Depreciation and amortization	86	—	4,763	72	—	4,921

Total operating expenses	86	—	23,129	782	—	23,997

Other income (expense)
Interest expense, net	—	—	(10,070)	36	—	(10,034)
Other, net	—	—	24	758	—	782

Total other income (expense)	—	—	(10,046)	794	—	(9,252)

Loss before income tax benefit	(86)	—	(4,712)	1,465	—	(3,333)

Income tax benefit	(164)	—	(1,147)	378	—	(933)
Equity in net income (loss) of consolidated subsidiaries	(2,478)	—	1,087	—	1,391	—

Net income(loss)	$(2,400)	$—	$(2,478)	$1,087	$1,391	$(2,400)

	For the nine months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$310,376	$13,666	$—	$324,042
Cost of revenue, exclusive of depreciation shown below	—	—	215,344	10,617	—	225,961
Depreciation	—	—	13,060	—	—	13,060

Gross profit	—	—	81,972	3,049	—	85,021

Operating expenses
Selling, general and administrative expense	—	—	52,810	2,587	—	55,397
Depreciation and amortization	250	—	14,456	228	—	14,934

Total operating expenses	250	—	67,266	2,815	—	70,331
Other income (expense)

Interest expense, net	—	—	(33,328)	91	—	(33,237)
Loss on extinguishment of debt	—	—	(24,424)	—	—	(24,424)
Other, net	—	—	373	(281)	—	92

Total other income (expense)	—	—	(57,379)	(190)	—	(57,569)

Loss before income tax benefit	(250)	—	(42,673)	44	—	(42,879)

Income tax benefit	(228)	—	(15,132)	11	—	(15,349)
Equity in net income (loss) of consolidated subsidiaries	(27,508)	—	33	—	27,475	—

Net income(loss)	$(27,530)	$—	$(27,508)	$33	$27,475	$(27,530)

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	For the three months ended September 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(6,692)	$—	4,607	$2,794	$—	$709
Cash flows from investing activities
Capital expenditures	(21)	—	(3,624)	33	—	(3,612)
Initial investment contribution to Aquilex Arabia joint venture	—	—	—	—	—
Payment of expenses on behalf of Aquilex Arabia joint venture	1,144	—	96	(1,240)	—
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	—	—	—	977	—	977
Proceeds from sales of property and equipment	—	—	206	—	—	206
Restricted cash	—	—	—	2	—	2

	1,123	—	(3,322)	(228)	—	(2,427)
Cash flows from financing activities
Payments on long-term debt	(463)	—	—	—	—	(463)
Proceeds from revolver debt	24,000	—	—	—	—	24,000

	23,537	—	—	—	—	23,537
Effect of exchange rates on cash	—	—	—	118	—	118

Net increase (decrease) in cash	$17,968	$—	$1,285	$2,684	$—	$21,937

	For the nine months ended September 30, 2011
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(22,858)	$—	17,281	$(1,236)	$—	$(6,813)
Cash flows from investing activities
Capital expenditures	(31)	—	(12,848)	(480)	—	(13,359)
Initial investment contribution to Aquilex Arabia joint venture	(80)	—	—	133	—	53
Joint venture partner payment of expenses on behalf of Aquilex Arabia joint venture	—	—	—	1,802	—	1,802
Proceeds from sales of property and equipment	—	—	253	—	—	253
Restricted cash	—	—	—	625	—	625

	(111)	—	(12,595)	2,080	—	(10,626)
Cash flows from financing activities
Payments on long-term debt	(1,388)	—	—	—	—	(1,388)
Proceeds from revolver debt	36,000	—	—	—	—	36,000
Payment of deferred financing costs	(1,063)	—	—	—	—	(1,063)

	33,549	—	—	—	—	33,549
Effect of exchange rates on cash	—	—	—	(86)	—	(86)

Net increase (decrease) in cash	$10,580	$—	$4,686	$758	$—	$16,024

	For the three months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$6,440	$—	$2,185	$(15)	$—	$8,610
Cash flows from investing activities
Capital expenditures	(80)	—	(3,339)	(60)	—	(3,479)
Proceeds from sales of property and equipment	—	—	97	—	—	97
Restricted cash	—	—	—	(362)	—	(362)

	(80)	—	(3,242)	(422)	—	(3,744)
Cash flows from financing activities
Payments on long-term debt	(462)	—	—	—	—	(462)
Payment of deferred financing costs	(56)	—	—	—	—	(56)

	(518)	—	—	—	—	(518)
Effect of exchange rates on cash	—	—	—	(174)	—	(174)

Net increase (decrease) in cash	$5,842	$—	$(1,057)	$(611)	$—	$4,174

	For the nine months ended September 30, 2010
	Co-issuer Parent	Co-issuer Aquilex Finance	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$(3,214)	$—	12,728	$(658)	$—	$8,856
Cash flows from investing activities
Capital expenditures	(129)	—	(9,808)	(107)	—	(10,044)
Proceeds from sales of property and equipment	—	—	364	—	—	364
Restricted cash	—	—	—	760	—	760

	(129)	—	(9,444)	653	—	(8,920)
Cash flows from financing activities
Payments on long-term debt	(176,667)	—	—	—	—	(176,667)
Proceeds from long-term debt	183,150	—	—	—	—	183,150
Payments on revolver debt	(5,000)	—	—	—	—	(5,000)
Proceeds from revolver debt	5,000	—	—	—	—	5,000
Payment on capital lease obligations	—	—	(92)	—	—	(92)
Payment of deferred financing costs	(5,796)	—	—	—	—	(5,796)

	687	—	(92)	—	—	595
Effect of exchange rates on cash	—	—	—	434	—	434

Net increase (decrease) in cash	$(2,656)	$—	$3,192	$429	$—	$965

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

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

The IC segment provides industrial cleaning services to a wide range of processing industries, including petrochemical, oil refining, electric utilities and pulp and paper. The customers are primarily located in industrial sectors in the United States. The largest sources of revenue are:

•	high-pressure and ultra-high pressure water cleaning (hydroblasting);

•	industrial vacuuming;

•	chemical cleaning; and

•	tank cleaning.

The majority of these services involve recurring maintenance intended to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

	September 30, 2011	December 31, 2010
Total assets:
Specialty Repair and Overhaul	$293,763	$408,640
Industrial Cleaning	115,925	279,374
Corporate	393,758	385,103
All Other	1,207	—
Eliminations	(404,161)	(404,081)

	$400,492	$669,036

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

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Total revenue:
Specialty Repair and Overhaul	$45,351	$59,084	$159,277	$164,416
Industrial Cleaning	55,789	51,612	168,331	159,626
All Other	—	—	136	—

	$101,140	$110,696	$327,744	$324,042

Adjusted EBITDA attributable to Aquilex Holdings
Specialty Repair and Overhaul	$2,035	$9,335	$16,237	$21,214
Industrial Cleaning	4,609	6,666	13,147	23,628
Corporate	(29)	—	—	—
Other (a)	(347)	—	(1,381)	—

Total Adjusted EBITDA attributable to Aquilex Holdings	6,268	16,001	28,003	44,842
Adjusted EBITDA attributable to noncontrolling interests	(231)	—	(920)	—
Depreciation and amortization	(8,490)	(9,314)	(25,697)	(27,994)
Interest expense, net	(28,046)	(10,034)	(48,300)	(33,237)
Financing transaction costs (b)	—	—	—	(202)
Loss on extinguishment of debt (c)	—	—	—	(24,424)
Goodwill and intangible impairment loss (d)	(267,748)	—	(267,748)	—
Incentive unit expense (e)	(223)	(308)	(753)	(1,051)
Sarbanex Oxley costs (f)	(73)	—	(365)	—
Unusual or non-recurring losses (g)	(416)	(460)	(416)	(905)
Professional fees (h)	(5,861)	—	(7,229)	—
Other, net (i)	(1,360)	782	(1,047)	92

Consolidated loss before income taxes	$(306,180)	$(3,333)	$(324,472)	$(42,879)

Depreciation and amortization
Specialty Repair and Overhaul	$(3,880)	$(4,912)	$(12,083)	$(14,507)
Industrial Cleaning	(4,487)	(4,316)	(13,278)	(13,237)
Corporate	(87)	(86)	(266)	(250)
All Other	(36)	—	(70)	—

	$(8,490)	$(9,314)	$(25,697)	$(27,994)

(a)	Reflects expenses associated with the Company’s controlling interest in the Aquilex Arabia joint venture.
(b)	Reflects accounting and legal fees expenses associated with the senior notes offering in December 2009.
(c)	Reflects the write-off deferred financing costs, original issue discount amounts and a prepayment penalty resulting from the Company entering into the Amendment No. 1 to its Credit Agreement on April 1, 2010.
(d)	Reflects the writedown of the Company’s goodwill and intangible assets. See also Note 4, Goodwill and Other Intangible Assets
(e)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(f)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(g)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.
(h)	Reflects professional fees paid for an analysis of pricing and profitability as well as services related to the Company’s contemplated debt restructuring.
(i)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses as well as a $1,000 loss on investment writeoff.

Aquilex Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2011

Dollars in thousands

14.	Subsequent Events

On October 13, 2011, the Company and certain of its subsidiaries entered into the Forbearance Agreement in connection with the Company’s Credit Agreement. See Note 1, Description of Business, and Basis of Presentation, Liquidity and Ability to Continue as a Going Concern, for additional information.

Additionally, on October 13, 2011, the Company adopted an employee retention plan (the “Employee Retention Plan”) that covers certain of the Company’s managers and executives (the “Covered Employees”). Under the Employee Retention Plan, each Covered Employee will receive a bonus payment, one-half of which will be payable upon the Covered Employee’s entry into an agreement confirming acceptance of the terms of the Employee Retention Plan. Subject to certain conditions, the remaining one-half of the bonus payment shall be payable to the Covered Employee on the date that is ninety days following the consummation of a change of control, if any, of the Company. The Company anticipates maximum disbursements of approximately $3,800 for the Employee Retention Plan.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

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

We operate our business in two segments:

Specialty Repair and Overhaul (48.6% of revenues for the nine months ended September 30, 2011). Our SRO services include welding repair, erosion and corrosion protection and specialized construction services, including component repair. SRO services focus on repairing and improving the service life of new or existing equipment using our proprietary technology. We develop and utilize customized, automated equipment for our SRO services which enables us to improve the efficiency of our pipefitters and boilermakers and allows us to complete repairs in areas characterized by excessive heat, high radiation, complex piping and other structural barriers. We provide services to facilities on a routine, periodic and turnaround basis, as well as emergency work. Turnaround or outage services are required regularly and are critical to the continued operation of facilities. These services are often necessary to comply with government mandates, particularly in the nuclear industry. Approximately 69.6% of the 2010 revenues of our SRO segment was generated from customers located in North America. For the first nine months of 2011, 74.4% of SRO revenue was generated from customers located in North America.

Industrial Cleaning (51.4% of revenues for the nine months ended September 30, 2011). Industrial cleaning is critical to maintaining plant efficiency and safety. These services typically cannot be deferred by customers for long periods of time and constitute an essential component of our customers’ regularly scheduled in-plant maintenance programs. Our Industrial Cleaning services include recurring maintenance activities, such as hydroblasting, industrial vacuuming, chemical cleaning and tank cleaning, and are focused on the chemical and petrochemical production, oil and gas refining and fossil power generation industries. Industrial Cleaning generates significant recurring revenue from routine daily maintenance, and since we perform cleaning services at many sites on a daily basis, proximity to our customers is essential. As a result, we maintain a broad geographic network of 75 service locations, 54 of which are co-located on customers’ premises. While our cleaning services typically include the removal of waste from the equipment being cleaned, our customers retain ownership of the resulting waste at all times.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Results of Operations

The following summary sets forth our results of operations on a consolidated basis and for each of our business segments.

Three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Revenues
SRO	$45,351	$59,084	-23.2%	$159,277	$164,416	-3.1%
Industrial Cleaning	55,789	51,612	8.1%	168,331	159,626	5.5%
All Other	—	—	100.0%	136	—	100.0%

Total revenues	101,140	110,696	-8.6%	327,744	324,042	1.1%
Cost of revenue, exclusive of depreciation
SRO	34,668	43,388	-20.1%	120,459	123,786	-2.7%
Industrial Cleaning	38,895	32,999	17.9%	118,499	102,175	16.0%
All Other	202	—	100.0%	411	—	100.0%

Total cost of revenue	73,765	76,387	-3.4%	239,369	225,961	5.9%
Depreciation
SRO	1,586	1,335	18.8%	4,748	3,691	28.6%
Industrial Cleaning	3,481	3,058	13.8%	9,848	9,369	5.1%

Total depreciation	5,067	4,393	15.3%	14,596	13,060	11.8%

Gross profit
SRO	9,097	14,361	-36.7%	34,070	36,939	-7.8%
Industrial Cleaning	13,413	15,555	-13.8%	39,984	48,082	-16.8%
All Other	(202)	—		(275)	—

Total gross profit	22,308	29,916	-25.4%	73,779	85,021	-13.2%

Selling, general and administrative (SG&A) expense
SRO	11,605	6,987	66.1%	26,638	20,984	26.9%
Industrial Cleaning	15,901	12,089	31.5%	41,391	34,413	20.3%
All Other	376	—	100.0%	2,026	—	100.0%
Corporate	29	—	100.0%	—	—	100.0%

Total SG&A	27,911	19,076	46.3%	70,055	55,397	26.5%

Depreciation and amortization (D&A)
SRO	2,294	3,577	-35.9%	7,335	10,816	-32.2%
Industrial Cleaning	1,006	1,258	-20.0%	3,430	3,868	-11.3%
All Other	36	—	100.0%	70	—	100.0%
Corporate	87	86	1.2%	266	250	6.4%

Total D&A	3,423	4,921	-30.4%	11,101	14,934	-25.7%

Impairment charges
SRO	107,124	—	0.0%	107,124	—	100.0%
Industrial Cleaning	160,624	—	0.0%	160,624	—	100.0%

Total impairment charges	267,748	—	0.0%	267,748	—	100.0%

Other income (expense)
Interest expense, net	(28,046)	(10,034)	179.5%	(48,300)	(33,237)	45.3%
Loss on extinguishment of debt	—	—	0.0%	—	(24,424)	-100.0%
Other, net	(1,360)	782	-273.9%	(1,047)	92	-1238.0%

Total other income (expense)	(29,406)	(9,252)	217.8%	(49,347)	(57,569)	-14.3%

Loss before income tax benefit	(306,180)	(3,333)	9086.3%	(324,472)	(42,879)	656.7%
Income tax expense (benefit)	(21,467)	(933)	2200.9%	(25,856)	(15,349)	68.5%

Net loss	$(284,713)	$(2,400)	11763.0%	$(298,616)	$(27,530)	984.7%

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Revenues

Revenues decreased $9.6 million, or 8.6%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The decrease was attributable to lower revenues in our SRO segment, partially offset by an increase in IC segment revenues. For the nine months ended September 30, 2011, revenues increased $3.7 million, or 1.1%, when compared to the corresponding prior year period. The increase was attributable to higher revenues in our IC segment, partially offset by a decline in our SRO segment.

SRO. Revenues in our SRO segment decreased $13.7 million, or 23.2%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The decrease was primarily the result of decreases in our Refinery and Waste-to-Energy customers of $9.7 million and $8.4 million, respectively. The primary offsets to these decreases were increases of $2.2 million and $1.2 million from our Nuclear and Petrochemical customers, respectively. Additional increases from our other customers totaled approximately $1.0 million. The third quarter of 2011 also reflects a shift in revenue mix with North American having 60.1% as compared to 50.2% in the corresponding prior year period. This shift is primarily the result of the timing of certain significant projects in India, Venezuela, and Brazil. Further, the decrease also resulted from the non-recurrence of certain large international projects.

For the nine months ended September 30, 2011, SRO revenues decreased $5.1 million, or 3.1%, when compared to the corresponding prior year period. The decrease was primarily the result of decreases in our Nuclear, Waste-to-Energy, and Pulp and Paper customers of $9.6 million, $7.9 million and $2.8 million, respectively. The Nuclear decline is primarily the result of the 2010 completion of a large Alloy 600 Phase 2 project at a Nuclear plant site. This work did not recur in 2011. The primary offsets to the decreases were increases of $10.4 million and $4.6 million from our Fossil Power and Petrochemical customers, respectively. Overall, in the nine months ended September 30, 2011, the SRO segment experienced fewer deferrals from our Fossil Power customers as they have performed maintenance to ensure that they can continue to run at high capacity and efficiency levels. Additional increases from our other customers totaled approximately $0.2 million.

Industrial Cleaning. Revenues in our IC segment increased $4.2 million, or 8.1%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The increase was primarily the result of increases from cleaning services to our Refinery, Petrochemical, and Pulp and Paper customers of $2.2 million, $1.0 million, and $0.8 million, respectively. The primary offsets to these increases were a decline of $1.1 million from our Fossil Power customers. Additional increases from our other customers totaled approximately $1.3 million.

For the nine months ended September 30, 2011, IC revenues increased $8.7 million, or 5.5%, when compared to the corresponding prior year period. The increase was primarily the result of increases from our Petrochemical, Refinery, and Metals customers of $4.3 million, $3.7 million and $1.9 million, respectively. The primary offset to these increases was a decline of $2.7 million from our Fossil Power customers. Additional increases from our other customers totaled approximately $1.5 million.

Cost of revenue, exclusive of depreciation

Cost of revenue, exclusive of depreciation, decreased $2.6 million, or 3.4%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. For the nine months ended September 30, 2011, cost of revenue, exclusive of depreciation, increased $13.4 million, or 5.9%, when compared to the corresponding prior year period. Cost of revenue as a percentage of revenue increased 3.9 and 3.3 percentage points for the three and nine months ended September 30, 2011, respectively.

SRO. Cost of revenue, exclusive of depreciation, for our SRO segment decreased $8.7 million, or 20.1%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The decrease was primarily driven by the 23.2% decrease in SRO revenue.

For the nine months ended September 30, 2011, cost of revenue, exclusive of depreciation, for our SRO segment decreased $3.3 million, or 2.7%, when compared to the corresponding prior year period. The decrease was primarily driven by the 3.1% decrease

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

in SRO revenue. The decrease was partially offset by approximately $1.4 million of additional costs resulting from (a) the project mix which was driven by a greater proportion of lower margin services provided to customers, including international projects, and (b) lower pricing on several jobs due to competitive pricing pressures. An additional decrease in 2011 is the incremental execution costs of $2.6 million incurred during the nine months ended September 30, 2010 for the successful completion of an Alloy 600 Phase 2 project at a nuclear plant site.

Industrial Cleaning. Cost of revenue, exclusive of depreciation, for our Industrial Cleaning segment increased $5.9 million, or 17.9%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The increase was primarily driven by the 8.1% increase in Industrial Cleaning revenue, and by increases in labor and benefits, equipment and rental costs, and supplies and fuel costs of $1.5 million, $1.8 million, and $0.6 million, respectively.

For the nine months ended September 30, 2011, cost of revenue, exclusive of depreciation, for our Industrial Cleaning segment increased $16.3 million, or 16.0%, when compared to the corresponding prior year period. The increase was primarily driven by the 5.5% increase in Industrial Cleaning revenue, and by increases in labor and benefits, equipment and rental costs, and supplies and fuel costs of $4.4 million, $5.1 million, and $2.4 million, respectively.

Cost of revenue - Depreciation

Depreciation costs increased $0.7 million and $1.5 million, or 15.3% and 11.8%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation on 2010 capital expenditures.

SRO. Depreciation costs in our SRO segment increased $0.3 million and $1.1 million, or 18.8% and 28.6%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation resulting from $3.9 million of 2010 capital expenditures, which consisted principally of machinery and equipment.

Industrial Cleaning. Depreciation costs in our Industrial Cleaning segment increased $0.4 million and $0.5 million, or 13.8% and 5.1%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. The increase was primarily due to increased depreciation resulting from $8.7 million of 2010 capital expenditures, which consisted principally of machinery and equipment. The increase was partially offset by decreases due to asset dispositions and assets becoming fully depreciated.

Gross profit

Gross profit decreased $7.6 million, or 25.4%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. For the nine months ended September 30, 2011, gross profit decreased $11.2 million, or 13.2%, when compared to the corresponding prior year period. Our gross profit margin decreased to 22.1% and 22.5% for the three and nine months ended September 30, 2011, respectively, compared to 27.0% and 26.2% for the corresponding prior year periods.

SRO. Gross profit in our SRO segment decreased $5.3 million, or 36.7%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. This decrease was primarily the result of a 23.2% decrease in revenues and lower margins resulting from job project mix, including international work, competitive pricing and an 18.8% increase in depreciation expense.

For the nine months ended September 30, 2011, gross profit in our SRO segment decreased $2.9 million, or 7.8%, when compared to the corresponding prior year period. This decrease was primarily the result of a 3.1% decrease in revenues, and lower margins resulting from job project mix, including international work, competitive pricing and a 28.6% increase in depreciation expense.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Industrial Cleaning. Gross profit in our IC segment decreased $2.2 million, or 13.8%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The decrease was primarily the result of the 17.9% increase in cost of revenue, exclusive of depreciation, as a result of higher labor and benefits, equipment and rental costs, and supplies and fuel costs of $1.5 million, $1.8 million, and $0.6 million, respectively. These were partially offset by an 8.1% increase in revenue.

For the nine months ended September 30, 2011, gross profit decreased $8.1 million, or 16.8%, when compared to the corresponding prior year period. The decrease was primarily the result of the 16.0% increase in cost of revenue, exclusive of depreciation, as a result of labor and benefits, equipment and rental costs, and supplies and fuel costs of $4.4 million, $5.1 million, and $2.4 million, respectively. These were partially offset by a 5.5% increase in revenue.

Selling, general and administrative expense

Selling, General, and Administrative (SG&A) expense increased $8.8 million, or 46.3%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. For the nine months ended September, 30, 2011, SG&A expense increased $14.7 million, or 26.5%, when compared to the corresponding prior year period. As a percentage of revenues, SG&A expense increased to 27.6% and 21.4% of revenues for the three and nine months ended September 30, 2011, respectively, from 17.2% and 17.1% of revenues for the corresponding prior year periods.

SRO. SG&A expense in our SRO segment increased $4.6 million, or 66.1%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The increase primarily resulted from increases in the Corporate management fee allocation of $4.2 million, and labor and benefits of $0.5 million. This increase was slightly offset by numerous less significant amounts totaling a decrease of $0.1 million. The management fee allocation increase primarily resulted from approximately $2.9 million of additional professional fees being allocated due to the contemplated debt restructuring. Other increases to the management fee allocation were labor and other costs. SG&A expense in our SRO segment for the three months ended September 30, 2011 represented 25.6% of SRO revenues during this period, compared to 11.8% in the corresponding prior year period.

For the nine months ended September 30, 2011, SG&A expense in our SRO segment increased $5.7 million, or 26.9%, for the nine months ended September 30, 2011 when compared to the corresponding prior year period. The increase resulted from increases in the Corporate management fee allocation of $4.5 million, labor and benefits of $0.9 million and numerous less significant amounts totaling a $0.3 million. The management fee allocation increase primarily resulted from approximately $3.5 million of additional professional fees being allocated which were incurred with regard to primarily the contemplated debt restructuring. Other increases to the management fee allocation were labor and other costs. SG&A expense in our SRO segment for the nine months ended September 30, 2011 represented 16.7% of SRO revenues during this period, compared to 12.8% in the corresponding prior year period.

Excluding the impact of additional professional fees related primarily to the contemplated debt restructuring, SG&A remained relatively consistent with the respective prior year periods. Though, as a percentage of revenue, the percentage increased as a result of the decreases in revenue.

Industrial Cleaning. SG&A expense in our IC segment increased $3.8 million, or 31.5%, for the three months ended September 30, 2011 when compared to the corresponding prior year period. The increase primarily resulted from the increase in the Corporate management fee allocation of $5.0 million offset by decreases in labor and benefits costs of $0.2 million and insurance costs of $0.4 million. The management fee allocation increase primarily resulted from approximately $3.0 million of additional professional fees being allocated which were incurred with regard to primarily the contemplated debt restructuring. Other increases to the management fee allocation were labor and other costs. The increases were offset by the amounts resulting from a lease buyout gain of certain vehicles for $0.5 million and numerous less significant amounts totaling $0.1 million. SG&A expense in our IC segment for the three months ended September 30, 2011 represented 28.5% of IC revenues during this period, compared to 23.4% in the corresponding prior year period.

For the nine months ended September 30, 2011, SG&A expense in our IC segment increased $7.0 million, or 20.3%, for the nine months ended September 30, 2011 when compared to the corresponding prior year period. The increase primarily resulted from

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

the increases in the Corporate management fee allocation of $5.6 million, labor and benefits costs of $0.7 million, legal costs of $0.6 million, insurance costs of $0.4 million and travel of $0.3 million. The management fee allocation increase primarily resulted from approximately $3.7 million of additional professional fees being allocated which were incurred primarily in connection with the contemplated debt restructuring. Other increases to the management fee allocation were labor and other costs. The increases were offset by the amounts resulting from a lease buyout gain of certain vehicles for $0.5 million and numerous less significant amounts totaling $0.1 million. In addition, SG&A in the comparable period for 2010 was lower as the result of the offsetting effect of the receipt of $0.7 million in proceeds from business interruption insurance for Hurricane Ike and a gain on sale of assets of approximately $0.1 million. SG&A expense in our IC segment for the nine months ended September 30, 2011 represented 24.6% of IC revenues during this period, compared to 21.6% in the corresponding prior year period.

Corporate and other. Our policy is to allocate out all Corporate SG&A to the SRO and Industrial Cleaning segments. For the three and nine months ended September 30, 2011, we began consolidating the Aquilex Arabia joint venture as a result of receiving the approval and certification of this joint venture by the Saudi government in February 2011. This consolidation contributed $0.4 and $2.0 million to the overall increase for the three and nine months ended September 30, 2011, as compared to corresponding prior year period.

Depreciation and amortization

Depreciation and amortization costs decreased $1.5 million and $3.8 million, or 30.5% and 25.7%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to assets becoming fully depreciated and as a result of the lower amortizable base of SRO amortizable assets resulting from the impairment charges recorded in the fourth quarter of 2010.

SRO. Depreciation and amortization costs in our SRO segment decreased $1.3 million and $3.5 million, or 35.9% and 32.2%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. Approximately $1.3 and $3.4 million of the decrease primarily resulted from the reduced amortization in the three and nine months ending September 30, 2011, respectively, resulting from the $53.2 million impairment of SRO amortizable assets in the fourth quarter of 2010 and the $31.8 million impairment of SRO amortizable assets in the third quarter of 2011. The impairments reduced the amortizable base over the remaining life and as a result the quarterly amortization charge decreased. These decreases were offset by depreciation of new assets acquired in 2010 and the first two quarters of 2011. As a result of the third quarter 2011 impairment charges, the annual amortization of intangibles will decrease approximately $2.6 million per year through the length of the amortization period.

Industrial Cleaning. Depreciation and amortization costs in our Industrial Cleaning segment decreased $0.3 million and $0.4 million, or 20.0% and 11.3%, for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding prior year periods. The decrease was primarily due to asset dispositions and assets becoming fully depreciated, partially offset by depreciation of new assets acquired in 2010 and the first three quarters of 2011. As a result of the third quarter 2011 impairment charges, the annual amortization of intangibles will decrease approximately $1.2 million per year through the length of the amortization period.

Impairment Charges

During the third quarter of 2011, we incurred a deemed triggering event for purposes of impairment testing. This resulted primarily from adverse changes in our forecasted results, cash flow and covenant compliance. Accordingly, we performed an impairment review of goodwill and other intangible assets not subject to amortization. In conjunction with this evaluation, we updated our forecasted cash flows and underlying assumptions to reflect the current size and related demand requirements of the industries we serve after the impacts of the recent recession. As a result, we determined that the goodwill related to both the SRO and IC reporting units were impaired. As a result, we recorded a non-cash goodwill impairment charge of $71.6 million and $116.9 million for SRO and IC, respectively, in the third quarter of 2011.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

In addition to the above, as a result of the testing, we recognized a long-lived asset impairment charge for the SRO customer relationships in the amount of $31.8 million in the third quarter of 2011. Additionally, we recognized an impairment charge for the IC customer relationships and technology in the amount of $23.1 million and $6.0 million, respectively in the third quarter of September 30, 2011. Finally, we also recorded an impairment charge for the SRO and IC trade name in the amounts of $3.7 million and $14.7 million, respectively in the third quarter of September 30, 2011.

Interest expense, net

Net interest expense increased $18.0 million, or 179.5%, for the three months ended September 30, 2011. We recorded additional amortization of deferred financing and OID to interest expense of $10.6 million and $7.0 million as a result of the Forbearance Agreement which provides that the lenders will forbear, until December 8, 2011. Accordingly, the deferred financing and OID balances were reset to reflect the accelerated timing. The remainder of the increase was driven by our fully drawing upon our revolver facility in the third quarter of 2011. Net interest expense increased $15.1 million, or 45.3%, for the nine months ended September 30, 2011 when compared to the corresponding prior year period. This increase was primarily attributable to the additional amortization of deferred financing and OID as described above. Our average debt, net of original issue discount, was $407.4 million and $393.5 million for the three and nine months ended September 30, 2011, respectively. Our average debt, net of original issue discount, during the three and nine months ended September 30, 2010 was $399.5 million for both periods. See also Liquidity and Capital Resources regarding the interest rate change within this Forbearance Agreement.

Other, net

Other, net fluctuated based primarily on gains and losses from foreign currency transactions for the three and nine months ended September 30, 2011, when compared to the corresponding prior year period. In the third quarter of 2011, we recognized a $1.0 million loss on the writeoff of an investment.

Income taxes

Income tax provisions for the interim period are based on estimated annual income tax rates, adjusted to reflect the effects of any significant infrequent or unusual items which are required to be discretely recognized within the current interim period. The income tax benefit increased $20.5 million and $10.5 million, respectively, for the three and nine months ended September 30, 2011 when compared to the corresponding prior year period. Our effective tax rate was 7.0% and 8.0% for the three and nine months ended September 30, 2011, respectively. For the corresponding prior year periods, our effective tax rate was 28.0% and 35.8% for the three and nine months ended September 30, 2010, respectively.

The change in our effective tax rate is primarily attributable to changes in projected pre-tax book loss, deduction limitations for per diems for field employees, change in valuation allowance, non-deductible stock based compensation, and other nondeductible expenses.

As of September 30, 2011, we had a valuation allowance of $43.3 million. As of September 30, 2011, we had a net deferred tax liability of $6.3 million. During the third quarter of 2011, because of the impairment charge, we changed from a net deferred tax liability position to a net deferred tax asset position, prior to consideration of the valuation allowance. We determined that it did not meet the “more likely than not” standard that substantially all of its net U.S. deferred tax assets would be realized and therefore, we established a valuation allowance for its net U.S. deferred tax assets. The net deferred tax liability of $6.3 million as of September 30, 2011 relates to a deferred tax liability for certain trade names owned by us. As the trade names are considered to be assets with an indefinite life, the future taxable temporary difference associated with this asset is not available as a source of future taxable income to support the realization of deferred tax assets created by other deductible temporary timing differences. We do not believe it is “more likely than not” it will realize its U.S. deferred assets equal to the deferred tax liability associated with these trade names and therefore, we were required to record an additional income tax expense to increase its deferred tax asset valuation allowance. During the nine months ended September 30, 2011, the impact of the impairment of indefinite lived intangibles increased income tax expense by $6.4 million.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

For the nine months ended September 30, 2011, we reduced our reserve for uncertain tax positions by $3.3 million due to the expiration of certain statute of limitations. For the three and nine months ended September 30, 2011, we recognized $0.03 million and $0.1 million, respectively for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

For the three and nine months ended September 30, 2010, we recognized $0.04 million and $0.1 million, respectively, for interest and penalties on previously unrecognized tax benefits and accordingly increased the reserve for uncertain tax positions.

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

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2011	2010	2011	2010
Net loss	$(284,713)	$(2,400)	$(298,616)	$(27,530)
Interest expense, net	28,046	10,034	48,300	33,237
Income tax expense (benefit)	(21,467)	(933)	(25,856)	(15,349)
Depreciation and amortization	8,490	9,314	25,697	27,994

EBITDA	(269,644)	16,015	(250,475)	18,352

Adjustments to EBITDA
Financing transaction costs (a)	—	—	—	202
Goodwill and intangible impairment loss (b)	267,748	—	267,748	—
Incentive units expense (c)	223	308	753	1,051
Loss on extinguishment of debt (d)	—	—	—	24,424
Sarbanes Oxley costs (e)	73	—	365	—
Unusual or non-recurring losses (f)	416	460	416	905
Professional fees (g)	5,861	—	7,229	—
Other (h)	1,360	(782)	1,047	(92)
EBITDA attributable to noncontrolling interest (i)	231	—	920	—

Adjusted EBITDA attributable to Aquilex Holdings	$6,268	$16,001	$28,003	$44,842

(a)	Reflects accounting and legal fees expenses associated with the senior notes offering in December 2009.
(b)	Reflects the writedown of the Company’s goodwill and intangible assets. See also Note 4, Goodwill and Other Intangible Assets, to the unaudited interim financial statements.
(c)	Reflects expenses associated with vesting of time-vested profits interest units granted to members of Aquilex management. The value of these units was determined using the Black-Scholes-Merton method and the expense recorded as a non-cash compensation charge in SG&A.
(d)	Reflects the write-off of deferred financing costs, original issue discount amounts and a prepayment penalty resulting from the Company entering into Amendment No. 1 to the Credit Agreement on April 1, 2010.
(e)	Reflects Sarbanes-Oxley Act compliance costs paid to third parties.
(f)	Reflects severance costs which were in connection with the termination and the elimination of certain Company executive positions.
(g)	Reflects professional fees paid for an analysis of pricing and profitability as well as services related to our contemplated debt restructuring.
(h)	Amounts primarily reflect the impact of unrealized foreign currency transaction gains and losses as well as a $1.0 million loss on investment writeoff.
(i)	Reflects EBITDA attributable to our noncontrolling interest in our Aquilex Arabia joint venture.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $24.7 million and outstanding debt obligations of $423.2 million. At September 30, 2011, we had $13.9 million of outstanding letter of credit obligations. On August 4, 2011, we drew down the remaining $24.0 million on our revolving credit facility. At September 30, 2011, we did not have any remaining capacity under our revolving credit facility.

Our ability to generate cash from operations depends in large part on the level of demand for our services from our customers and operating margins. In recent periods, demand for our services has been significantly lower than we had expected, in part because the extent and timing of the release of maintenance and repair projects by our customers has not met our expectations, and our operating margins have been lower. In addition, delays in receivables payments have negatively affected our liquidity, in

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

part due to significant payments from PDVSA in Venezuela being delayed. However, overdue balances for PDVSA decreased in the third quarter of 2011 to $8.3 million at September 30, 2011, compared to $12.4 million at June 30, 2011. Since September 30, 2011, we have received additional payments from PDVSA totaling $4.3 million. As of November 8, 2011, overdue balances with PDVSA were $7.9 million.

Based on our most recent estimates, we believe that the proceeds from our most recent draw on our revolving credit facility, our existing cash balances and cash generated from operations will be sufficient to meet our anticipated cash needs through the end of the first quarter of 2012, except that, as described in more detail below, we do not expect to make the next scheduled interest payment on our senior notes that is due December 15, 2011.

To meet our cash needs for the next twelve months and over the longer term, we expect that we will be required to restructure our debt obligations and obtain additional liquidity sources, because we do not expect that we will generate sufficient cash from our operations to fund our debt service along with our operating expenses, capital expenditures and other cash requirements over that period. In connection with our restructuring efforts, we are engaged in active and constructive negotiations with an ad hoc committee of holders of our senior notes and a steering committee of our lenders regarding a consensual restructuring that would significantly deleverage our capital structure. We are also considering a range of financing options in connection with the restructuring, including arranging a short-term financing facility. We are engaged in negotiations for such a short-term financing facility with certain lenders who are current holders of our senior notes. If these negotiations are unsuccessful, as noted above, we may not need additional liquidity to meet our anticipated cash needs prior to consummation of an out of court restructuring or reaching a definitive agreement on a “pre-packaged” or “pre-arranged” bankruptcy plan of reorganization. However, if we determine that such short-term financing is necessary, but remains unavailable, and/or we obtain such financing but are unable to consummate an out of court restructuring, we expect that we would commence a voluntary Chapter 11 bankruptcy case and, in connection with such potential scenario, we are engaged in negotiations with our lenders regarding a debtor-in-possession financing facility.

If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing. In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt obligations, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case. We currently anticipate that any such “pre-packaged” or “pre-arranged” bankruptcy would not impair, or otherwise reduce the amount owed to, our trade creditors, suppliers and employees.

There can be no assurance that any of these efforts will be successful, and any of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities, including our senior notes. In the event of a Chapter 11 bankruptcy case, there can be no assurance that any “pre-packaged” or “pre-arranged” filing would be achievable, and it is possible that we would need to file without such arrangements in place.

Our Credit Agreement requires us to maintain a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. We were not in compliance with these financial maintenance covenants as of September 30, 2011 and do not expect to be in compliance with those covenants as of December 31, 2011. On October 13, 2011, we entered into the Forbearance Agreement in connection with the Credit Agreement. The Forbearance Agreement provides that the lenders will forbear, until December 8, 2011, from exercising default-related rights and remedies against us with respect to our failure to comply with our financial maintenance covenants for the four-fiscal quarter period ended September 30, 2011. Pursuant to the terms of the Forbearance Agreement, the applicable interest rate margin on the loans under the Credit Agreement has been increased by 1.00%. During the Forbearance Period, such additional interest may be paid in kind at the option us by adding the accrued interest to the principal amount of the applicable loans. The Forbearance Agreement also provides that any LIBOR-based loans with interest periods expiring during the Forbearance Period may be continued as LIBOR-based loans only at the discretion of the administrative agent and only for one-month interest periods; otherwise these loans will convert to prime based loans. In addition, the parties to the Forbearance Agreement have agreed that any auto-renewal letters of credit for which notice of non-renewal would be due during the Forbearance Period will be extended.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

As a condition to the effectiveness of the Forbearance Agreement, we agreed to pay a forbearance fee to consenting lenders equal to $250,000, plus reimbursement of certain fees and expenses.

Because we do not expect to be in compliance with our financial covenants for the four-fiscal quarter period ending December 31, 2011, we have approached our lenders under the Credit Agreement to seek an extension of the Forbearance Period and additional forbearance with respect to our financial covenants for the four-fiscal quarter period ended December 31, 2011. We may also be required to seek additional forbearance agreements for future periods. There can be no certainty that any such forbearance agreement will be forthcoming. In the absence of necessary forbearance, our lenders would be able to declare all of our indebtedness immediately due and payable, and as a result, we have classified all debt as current at September 30, 2011.

Our senior notes also contain cross payment default and cross acceleration provisions. Subject to a notice and cure period, our senior notes would be in default in the event that we have a default on any other indebtedness, including under our Credit Agreement, as a result of a failure to pay any scheduled installment of principal prior to the expiration of any grace period provided in such indebtedness or if there is a default on any indebtedness, including under our Credit Agreement, which results in the acceleration of such indebtedness prior to its maturity, provided that the principal amount of any such defaulted or accelerated indebtedness is at least $20 million.

In connection with our restructuring plans described above, we do not expect to make the interest payment on our senior notes that is due on December 15, 2011. While we expect to obtain forbearance from certain of our noteholders for such a payment default, there can be no assurance we will receive such forbearance. Even with such forbearance, if we do not make the scheduled interest payment, subject to a 30-day grace period, we would be in default under our senior notes. See Part II, Item 1A. Risk Factors, “We do not expect to make the next scheduled interest payment on our senior notes.”

There can be no assurance that we will be able to restructure our debt and obtain sufficient additional sources of liquidity in order to address our cash needs, or to obtain forbearance for any failure to make our scheduled interest payments on our senior notes, or any additional forbearance for covenant defaults under our Credit Agreement. The conditions as described above raise substantial doubt about our ability to continue as a going concern. See Part II, Item 1A. “Risk Factors—There is substantial doubt about our ability to continue as a going concern.”

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

On February 28, 2011, we entered into Amendment No. 1 to our Credit Agreement, dated as of April 1, 2010 and modified on June 17, 2010.

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

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

The amended financial covenants are as follows:

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

Cash Flows

    Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Net Cash (Used in) Provided by Operating Activities

Our net cash provided by (used in) operating activities for the nine months ended September 30, 2011 and 2010 was ($6.8) million and $8.9 million, respectively, resulting in a decrease of $15.7 million in net cash provided by operating activities for the nine months ended September 30, 2011 compared to the corresponding prior year period. The change was primarily due to a significant increase in the net loss as adjusted for non-cash items, primarily a $24.4 million loss on extinguishment recognized in the third quarter of 2010 and a $267.7 million impairment loss recognized in the third quarter of 2011. Several other individually non-significant fluctuations contributed to the decrease. The primary change to the operating assets and liabilities was an $8.0 million increase in accounts receivable. This change resulted primarily from the timing of cash receipts. The overall decrease in net cash provided by operating activities was further impacted by the increase in cost of revenues and SG&A costs in the nine months ended September 30, 2011 compared to the corresponding prior year period. The Company paid $4.7 million in advisor fees related primarily to its contemplated debt restructuring.

Net Cash Used in Investing Activities

Our net cash used in investing activities increased by approximately $1.7 million for the nine months ended September 30, 2011 compared to the corresponding prior year period, primarily due to an increase in capital expenditures of $3.3 million offset by $1.8 million of Aquilex Arabia expenses paid for by our joint venture partner.

Net Cash Provided By Financing Activities

Our net cash provided by financing activities increased by $33.0 million for the nine months ended September 30, 2011 compared to the corresponding prior year period due primarily to the following factors: a) a $36.0 million draw from our revolving credit facility in the nine months ended September 30, 2011, b) a decrease in principal payments of $1.2 million in the nine months ended September 30, 2011 as compared to the corresponding prior year period resulting from the April 2010 refinancing, and c) a reduction in lease payments of $0.1 million. These increases in cash provided by financing activities for the nine months ended September 30, 2011 were offset by a) the ($3.3) million in refinancing net proceeds received in April 2010 and b) the payment of ($1.1) million of fees recorded as deferred financing costs related to the February 2011 debt covenant modification.

Capital Expenditures

Capital expenditures were $13.4 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily related to the purchase of additional machinery and equipment.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Contractual Obligations and Other Commitments

Except as noted herein, we did not have any material changes to our contractual obligations and other commitments as provided in our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Off-Balance Sheet Arrangements

At September 30, 2011, we had bonding obligations of $4.5 million. We had no material changes in our operating lease arrangements during the three and nine months ended September 30, 2011.

Critical Accounting Policies

As of September 30, 2011, our significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed from December 31, 2010.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we perform our annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with ASC 350, Intangibles – Goodwill and Other. Under ASC 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. The Company has experienced adverse changes in operating results and/or unfavorable changes in other economic factors used to estimate fair values, and as a result, in the third quarter of 2011, we performed an impairment review of goodwill, other intangible assets not subject to amortization, and long-lived assets.

In conjunction with this evaluation, we updated our forecasted cash flows and underlying assumptions to reflect the current size and related demand requirements of the industries the Company serves after the impacts of the recent recession. As a result, we determined that the goodwill related to both the SRO and IC reporting units were impaired, and we recorded a non-cash goodwill impairment charge of $71.6 million and $116.9 million for SRO and IC, respectively, in the third quarter of 2011. The remaining carrying value of goodwill in the SRO and IC reporting units, respectively, at September 30, 2011 totaled $68.3 million and $1.8 million. In addition, we recorded a non-cash impairment charge for the SRO and IC trade name in the amounts of $3.7 million and $14.7 million, respectively. Also, we recorded a non-cash impairment charge for the SRO customer relationships in the amount of $31.8 million in the fiscal quarter ended September 30, 2011. Additionally, we recorded a non-cash impairment charge for the IC customer relationships and technology in the amount of $23.1 million and $6.0 million, respectively in the fiscal quarter ended September 30, 2011. See Note 4 to the unaudited interim financial statements.

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

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

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

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment

In September 2011, the FASB issued amendments allowing the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this standard for its consolidated financial statements in the first quarter of 2012.

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

September 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time, may make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are not historical facts and represent only our beliefs regarding future events, and you are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control. Consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following: (1) general economic conditions and instability and volatility in the financial markets; (2) the downgrade in the credit rating of the U.S. Government by Standard & Poor’s, any further downgrade or perceived risk of downgrade in the credit ratings of the U.S. Government or any default by the U.S. Government on its financial obligations, (3) a failure to comply with our debt covenants or a default or event of default under our Credit Agreement or the Indenture governing our outstanding senior notes, (4) any deterioration in our liquidity or cash flows or perception by our customers, suppliers or lenders that our liquidity or cash flows have deteriorated, (5) the impact of our substantial indebtedness, (6) a deterioration in our safety record; (7) claims relating to professional liability, personal injury or property damage; (8) failure to create or maintain a technological advantage over our competitors; (9) failure to complete projects in a timely fashion; (10) failure to obtain the award of new projects or renewal of existing projects; (11) difficulties in hiring and retaining skilled craft workers and senior management; (12) increases in the cost of labor or the incidence of labor disputes; (13) increased worker turnover rate; (14) decrease in the demand for the products of original equipment manufacturers; (15) increases in cost and availability of weld wire, chemicals and certain other materials; (16) decline in market opportunities for our products and our ability to take advantage of those opportunities; (17) risks associated with our new branding strategy and the related costs; (18) adverse changes in foreign exchange rates; (19) severe weather conditions and other catastrophes; (20) incidence of labor disputes; (21) liabilities in the event of a spill, discharge or release of chemicals or hazardous materials; (22) economic, political and other risks associated with international operations; (23) adverse changes in law or regulations; (24) loss of certain required certifications, licenses and permits; (25) impairments to intangible assets or long-lived assets; (26) failure to correctly estimate costs for our projects; (27) performance failures of our third-party suppliers; (28) the loss of a key subcontractor; (28) failure to protect our intellectual property rights; (29) negative public perception of nuclear power and radioactive materials, including related to the Japanese tsunami; (30) the significant limitations contained in our Credit Agreement and the Indenture governing our outstanding senior notes, including limitations on making acquisitions, obtaining performance bonding, expanding internationally, incurring additional debt, making investments, selling assets and taking other actions and (31) significant uncertainties regarding our liquidity position and our ability to make required payments and comply with covenants under our existing indebtedness, and our ability to obtain additional liquidity facilities, restructure our debt obligations and/or obtain required consents, waivers or forbearance with respect to our indebtedness and covenants, including uncertainties around the outcome of negotiations with existing creditors regarding a consensual restructuring of our indebtedness. For a fuller description of these and other possible uncertainties, please refer to our 2010 Annual Report on Form 10-K, filed with the SEC on March 31, 2011. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If we do revise or update one or more forward-looking statements, you should not conclude that we will make additional revisions or updates with respect thereto or with respect to the other forward-looking statements, except as required by law.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

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

There is substantial doubt about our ability to continue as a going concern

To meet our cash needs for the next twelve months and over the longer term, we expect that we will be required to restructure our debt obligations and obtain additional liquidity sources, because we do not expect that we will generate sufficient cash from our operations to fund our debt service along with our operating expenses, capital expenditures and other cash requirements over that period. As of September 30, 2011, we do not have any availability under our Credit Agreement or under any additional sources of liquidity, and we were not in compliance with financial maintenance covenants under our Credit Agreement and do not expect to be in such compliance as of December 31, 2011. We will require additional forbearance from the lenders under the Credit Agreement in order to avoid an event of default under our Credit Agreement on and after December 8, 2011. In addition, as part of a contemplated restructuring of our indebtedness, we do not expect to make the next scheduled interest payment on our senior notes.

The conditions as described above raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a result of the uncertainty surrounding our indebtedness and contemplated debt restructuring, there can be no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for the amounts recorded. Our ability to continue as a going concern will be dependent upon our ability to execute a satisfactory restructuring of our debt obligations, pursuant to either a bankruptcy proceeding or an out-of-court restructuring. Unless we are able to successfully restructure our debt, it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern.

We do not expect to make the next scheduled interest payment on our senior notes

In connection with the contemplated restructuring of our debt obligations, we do not expect to make the interest payment on our senior notes that is due on December 15, 2011. Although we are seeking the forbearance of a majority of our noteholders to such action as a part of our contemplated debt restructuring, we may not be successful in obtaining any such forbearance and, in any case, under the indenture governing our senior notes any such action would, subject to a 30-day grace period, constitute an event of default unless we obtain the consent of all noteholders affected thereby. We do not expect that we will obtain all such consents. Accordingly, were we to fail to make such payment, a default under our senior notes would likely result.

Upon an event of default, the trustee under the bond indenture or noteholders representing at least 25% of the notes outstanding would have the right to accelerate the full principal amount of our senior notes. As part of our contemplated debt restructuring, we are seeking the agreement of the holders of the majority of our outstanding senior notes that they will not, and that they will instruct the trustee under the bond indenture to not, cause the acceleration of our senior notes upon an event of default resulting from our determination not to make the December interest payment. We may not be successful in obtaining such an agreement from a sufficient number of our noteholders to avoid potential enforcement action, however, and our senior notes could be declared immediately due and payable.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Part II – OTHER INFORMATION

We need to restructure our existing indebtedness and obtain additional sources of liquidity, either pursuant to a bankruptcy proceeding or as part of an out-of-court restructuring, and there can be no assurance that we will be able to achieve such restructuring.

On August 4, 2011, we drew down the remaining amounts then committed under our revolving credit facility and we no longer have any availability under that facility. We do not expect that we will generate sufficient cash from our operations to fund our debt service along with our operating expenses, capital expenditures and other cash requirements over the next twelve months. We do not have any other sources of committed financing available in order to meet our cash requirements and it is uncertain as to whether we will be able to obtain any additional financing at all or on acceptable terms. In light of the uncertainties surrounding our indebtedness and liquidity position, we are engaged in negotiations with an ad hoc committee of holders of our senior notes and a steering committee of our lenders regarding a consensual restructuring, and are also considering a range of financing options in connection with the restructuring, including arranging a short-term financing facility. We are engaged in negotiations for such a short-term financing facility with certain lenders who are current holders of our senior notes. There can be no assurance that any such negotiations will be successful or that any financing facility will be available.

Although we may not need additional liquidity to meet our anticipated cash needs prior to consummation of an out of court restructuring or reaching a definitive agreement on a “pre-packaged” or “pre-arranged” bankruptcy plan of organization, there can be no assurance in this regard. If we determine that such short-term financing is necessary, but remains unavailable, and/or we obtain such financing but are unable to consummate an out of court restructuring, we expect that we would commence a voluntary Chapter 11 bankruptcy case and, in connection with such potential scenario, we are engaged in negotiations with our lenders regarding a debtor-in-possession financing facility.

If we commence a voluntary Chapter 11 bankruptcy case, we would attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing. In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt obligations, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case. We currently anticipate that any such “pre-packaged” or “pre-arranged” bankruptcy would not impair, or otherwise reduce the amount owed to, our trade creditors, suppliers and employees. There can be no assurance that any “pre-packaged” or “pre-arranged” filing would be achievable, however, and it is possible that we would need to file without such arrangements in place.

There can be no assurance that any of these efforts will be successful, and any of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities, including our senior notes. The conditions as described above raise substantial doubt about our ability to continue as a going concern.

Our failure to maintain compliance with the financial covenants under our Credit Agreement may have a material adverse affect on our financial condition.

Our Credit Agreement requires us to maintain certain financial ratios, including a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. The Company was not in compliance with its debt covenants as of September 30, 2011 and we do not expect to be in compliance as of December 31, 2011. Accordingly, we have entered into the Forbearance Agreement in connection with our Credit Agreement. The Forbearance Agreement provides that the lenders will forbear, until December 8, 2011, from exercising default-related rights and remedies against us with respect to our failure to comply with our financial maintenance covenants for the four-fiscal quarter period ended September 30, 2011. Because, we do not expect to be in compliance with our financial covenants for the four-fiscal quarter period ended December 31, 2011, we have approached our lenders under the Credit Agreement to seek an extension of the Forbearance Period and additional forbearance with respect to our financial covenants for the twelve months ended December 31, 2011. We may be required to seek additional forbearance agreements for future periods. The can be no certainty that any such forbearance agreement will be forthcoming. If we continue to not meet our financial covenants and are unable to obtain continued forbearance, our lenders may accelerate the amounts we owe under the Credit Agreement or avail themselves of other remedies under the Credit Agreement, including foreclosure on the collateral securing our debt. An

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Part II – OTHER INFORMATION

acceleration of our Credit Facility debt also would cause an event of default under, and permit acceleration of, our senior notes. As a result, any breach of our debt covenants may have a material adverse effect on the Company and our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Our Credit Agreement requires us to maintain a minimum ratio of Adjusted EBITDA to total interest expense and maximum ratios of total debt and senior secured debt to Adjusted EBITDA. We were not in compliance with the debt covenants as of September 30, 2011. We have entered into the Forbearance Agreement in connection with the Credit Agreement. The Forbearance Agreement provides that the lenders will forbear, until December 8, 2011, from exercising default-related rights and remedies against us with respect to our failure to comply with our financial maintenance covenants for the four-fiscal quarter period ended September 30, 2011. In the absence of necessary forbearance, our lenders would be able to declare all of our indebtedness immediately due and payable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

Item 6.	Exhibits

Exhibit No.	Description of Document

10.1*	Forbearance Agreement and Second Amendment to the Amended and Restated Credit Agreement, dated as of October 13, 2011

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer

32**	Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

101*	XBRL Instance Document

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Aquilex Holdings, LLC and Subsidiaries

September 30, 2011

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

Date: November 14, 2011